Form 10KSB
period 2006-05-31
Novori Inc.
filed 2006-10-05
CIK 1343257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[ x ] ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended May 31, 2006

[           ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OFTHE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________.

Commission file number 333-130344

NOVORI INC.
(Exact name of registrant as specified in its charter)

DELAWARE	47 - 0948014
(State or Other Jurisdiction of Incorporation	(I.R.S. Employer Identification No.)
of Organization)

Suite 204B	V3T 2X9
9648 – 128th Street,
Surrey, British Columbia, Canada
(Address of principal executive offices)	(ZIP Code)

(877) 877 4141
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section
12(b) of the Act
None	None
(Title of Class)	(Name of each exchange on which
registered)

Securities registered pursuant to Section	Common Shares
12(g) of the Act:
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [           ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form-10KSB or any amendment to Form 10-KSB. [           ]

i

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [           ] No [ x ]

Registrant’s revenues for its most recent fiscal year: $641,359

Aggregate market value of the voting stock of the registrant held by non-affiliates of the Registrant: $2,323,969

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [           ] No [ x ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Number of common shares outstanding at September 20, 2006: 12,878,625

ii

TABLE OF CONTENTS

Part I

Item	1	Description of Business	1
Item	2	Description of Property	9
Item	3	Legal Proceedings	9
Item	4	Submission of Matters to a Vote of Security Holders	9

Part II

Item	5	Market for Common Equity and Related Stockholder Matters	10
Item	6	Management’s Discussion and Analysis or Plan of Operation	11
Item	7	Financial Statements	15
Item	8	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	16
Item	8A	Controls and Procedures	16
Item	8B	Other Information	16

PARTIII

Item	9	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act	17
Item	10	Executive Compensation	20
Item	11	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	21
Item	12	Certain Relationships and Related Transactions	22
Item	13	Exhibits	22
Item	14	Principal Accountant Fees and Services	22

iii

PART I

Item 1. Description of Business.

Cautionary Statement

Certain statements contained in this Annual Report on Form 10-KSB, including, without limitation, statements containing the words “believes,” “anticipates,” “estimates,” “expects,” and words of similar import, constitute “forward-looking statements.” Readers should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including risks described in this Report, and the other documents we file with the United States Securities and Exchange Commission (“SEC”).

Currency

All currency references in this Report are in US dollars unless otherwise noted.

Overview

We are Novori Inc. (“Novori”, the “Company”, “we”, “our”, “us”), and are based in Vancouver, British Columbia, Canada. Novori Inc. was incorporated on July 26, 2004 under the laws of the State of Delaware. We have one subsidiary, Novori Marketing Inc., which was incorporated as a British Columbia company on July 26, 2004 for the purpose of carrying on marketing activities in British Columbia, Canada. Our principal offices and studio are located at Suite 204B, 9648 – 128th Street, Surrey, British Columbia V3T 2X9.

We have only recently begun our current operations and we have not yet earned substantial revenues and have had operational losses to date, as well as an accumulated shareholder deficit.

We sell diamonds and diamond jewelry on the Internet. Our website showcases thousands of loose diamonds and hundreds of pieces of hand crafted jewelry. All our jewelry designs are hand crafted, professionally finished and quality inspected prior to being shipped to ensure a quality product is received by each customer.

We provide product information on our website to allow customers to make well informed purchasing decisions. All aspects of purchasing a loose diamond or a piece of jewelry is fully explained using easy to understand descriptions and diagrams on our website. Customers are able to shop in the convenience of their home, safely purchase products online and have 30 days to view the product or return it for an exchange or refund if desired.

Since our inception on July 26, 2004, we have been developing our business plan by finding product suppliers and developing a website. We have relationships with two jewelers in Los Angeles which allow us to produce custom designs as well as a main line of standard products. Our jewelers are capable of computer aided ring design, casting, hand crafting, polishing and diamond setting. They are able to provide us with custom products.

We began our website design and development project in August 2004. The website was designed to showcase fine diamonds and jewelry products and to allow customers to purchase product online.

As a retailer of diamonds and jewelry, we identified our suppliers early on. We found one of our jewelers in October 2004, and in November 2004 we chose several diamond suppliers to work with. Since that time several other diamond suppliers have worked with us to supply our product. Currently, we work with approximately 20 diamond suppliers and two jewelers.

To finance our operation, we completed our first round of financing in December 2004. The Novori website was launched in February 2005. A second round of financing was completed in March 2005.

After the initial launch of our website, www.Novori.com, the look of the site was redesigned and re-launched in June 2005. Since our customers will need to be on the Internet in order to purchase from us, an agreement was signed in June 2005 to optimize and enhance our website for Internet search engines. Our merchant account for credit card processing was acquired in September 2005. Currently, we are expanding our product line and sourcing new suppliers.

Internet and Online Commerce

Online commerce allows companies to sell directly to end consumers, thereby removing intermediaries from the traditional retail supply chain. Online commerce offers some advantages to retailers, including the lower cost of maintaining a website as compared to maintaining one or more physical storefronts and increased opportunities for marketing and personalized services. An Internet retailer can tailor its featured selections, editorial content, visual presentation, shopping interfaces and even pricing to react quickly to changing consumer tastes. Online retailers may more easily compile information about their customers which can assist them in determining consumer tastes, or in planning marketing strategies to reach their target customers. There are some distinct disadvantages to selling online, which include customer concerns about security, privacy, delivery time associated with Internet orders, and quality of goods.

The Retail Diamond Industry

Forrester Research estimates online jewelry and luxury goods sales will reach approximately $6 billion in 2008 and $7 billion in 2010. Production of diamond jewelry begins with diamond mining and involves many intermediaries, including rough diamond dealers, diamond cutters, diamond wholesalers and diamond retailers before the jewelry is sold to the end consumer.

Worldwide diamond production is dominated by a small number of diamond mining companies. De Beers S.A., a diamond mining company, has estimated that it supplies approximately two-thirds of the world’s diamonds by value. Mining companies usually sell rough diamond stones to a limited number of rough diamond dealers, who in turn either cut the rough diamond stones themselves to produce diamonds or sell them to diamond cutters. Wholesalers and jewelry manufacturers purchase cut diamonds and sell them to consumers through jewelry retailers. The diamond and jewelry retail market in the US consists primarily of small, independent stores and a small group of national retail chains such as Tiffany & Co. and Signet PLC’s Kay Jewelers.

Our Products and Services

We sell a selection of diamonds and customized diamond jewelry through our website, www.Novori.com. We offer a selection of over 30,000 loose diamonds and over 500 different styles and settings of jewelry, including solitaire settings, rings with side stones and three stone settings, matching bridal sets (engagement rings and wedding bands), tension rings, wedding rings, diamond bracelets, earrings and pendants. Styles incorporate platinum, gold and white gold settings. The prices of our products range from as low as $200 to over $3,000. We allow customers to create their own engagement rings by choosing diamonds based on their shape, carat weight, cut, color, clarity, polish and certification and by selecting from a variety of settings.

Our main target markets are young men or couples looking for engagement rings for their upcoming wedding. Because of the age group of this target market (25 to 45 years of age), we believe they are well suited and comfortable to shopping online for products and services. At this time, we have not yet gathered any information regarding our current customers.

Our Distribution Methods

We currently have no significant share in the market for diamonds or jewelry sales. Due to the online nature of our business, we do not have the need to purchase or hold inventory. We complete our sales by acquiring diamonds and jewelry as they are ordered by our customers. If we are successful in increasing our revenues, we plan to hold a limited amount of inventory to take advantage of discounts offered by suppliers. We also anticipate the need to hold inventory during the December holiday season when the demand for last minute gift purchases is high.

Technology associated with the Internet is changing at a rapid pace. Our website is designed to isolate the various aspects of the shopping, ordering and fulfillment process. The isolated areas include the browser shopping interface, the e-commerce process, order processing, customer management, product management, security measures and report generation.

Our database has been designed in a way to allow it to be modified and extended as the business grows, with minimal impact on existing processes. This will ensure that the daily operations are not adversely impacted when changes are required. Our online transactions are protected with 128 bite secure socket layer (SSL) encryption which is the highest level currently available. Other enhanced security measures will be investigated as they become available and will be incorporated into our systems to provide customers with full security of their personal information.

An important part of our business is making sure that our website is up to date with current products and prices. To ensure this, our diamond list will have to be updated at least daily. We have built our online system to accommodate this. However, this may prove to be more difficult with increased numbers of suppliers online. We are actively looking to be included in industry trade shows and become members of industry affiliations. We recently became a member of JVC, Jewelers Vigilance Committee, which oversees the industry.

Our Suppliers

Our website includes products from 20 diamond suppliers and 2 jewelers, all of whom are located in the US. The diamond suppliers supply us with loose diamonds that are ordered from our customers. For orders of jewelry, we obtain the diamonds from one of our 20 diamond suppliers and we send those diamonds to one of our 2 jewelers for completion of our product. The jewelers create the mountings, set and polish the jewelry and then send the jewelry directly to our customers on our behalf. At the moment, we do not have any written agreements with our jewelers or diamond suppliers but we have oral agreements with each of them and have determined that they will sell to us and that we are able to list their diamonds on our website. Most of them are small operations but a few of them are larger companies and we are currently negotiating formal contracts. We call our suppliers on an individual basis for each diamond. Ordering is always done over the phone and payment must be made before we receive the diamonds.

Order and Fulfillment Process

We will receive an order from a customer on our online system database. The customer will have provided us with their personal and payment information as well as the product numbers of the items (ring setting and diamond) that they intend to purchase.

Our first step is to contact the customer and confirm the order and delivery information with them. We do this for several reasons. We want to establish a relationship with the customer and instill confidence that we are actively working on their order. We also want to verify the information that has been provided to us for our own security. We will also check the IP address that the customer visited our website from and do an online verification of the customer’s name and address.

Once we are confident in the credibility of the customer, we then contact the relevant diamond supplier to ensure that the diamond is still in stock. If it is no longer in stock, we will try to source the same type of diamonds that have identical characteristics and the same price range as was selected by the customer from another one of our suppliers. If there is a change in the diamond, we will confirm this change with the customer. Once we have the diamond sourced, we will inform one of our jewelers of the customer’s order and delivery date. This is done with our proprietary backend computer ordering system.

Once the customer’s payment has cleared (either by bank wire or credit card), we make a payment to our diamond suppliers and instruct them to ship the diamond directly to one of our jewelers. According to our verbal agreements with our jewelers, they will cast the ring in preparation for the arrival of the diamond and then, once the diamond arrives, check the diamond and then set it. An invoice is created from the software portion of our website and the completed product is packaged and shipped to the customer by our jewelers. Our jewelers then invoice us for the cost of the setting.

Marketing

We are a new company and thus have little market presence at this time. The image that we intend to portray and develop is that of a high end, brand name, online retailer for loose diamonds and jewelry. Customers’ perceptions of Novori will primarily be based on impressions from our website but will also be followed up with the personal interaction with our sales support staff.

We plan to conduct advertising primarily on the web and we plan to focus our advertisements on the quality and hand made characteristics of the products we sell. We anticipate that in the future we will purchase printed ads to enhance our marketing effort. We are currently using search engine optimization marketing techniques which we believe generates the majority of interest from our customers.

To market our products, we intend to use online pay per click channels and portal shopping sites. We have already begun to highly optimize our website so that it may be easily found on the major search engines on the Internet.

New Products and Services

Our website has been fully functional since February 2005. Each month, depending on what becomes newly available through our suppliers, we add new products for online purchase. In September 2005, we added ten new sets of matching bridal sets.

If we are successful in gaining market acceptance, we will further develop our product line by adding seasonal gift items and offering an expanded product line such as watches. We continually update our website based on customer feedback to enable a positive shopping experience for consumers. In the future, we intend to develop and display on our website, promotions surrounding special celebrations and holidays including Valentine’s Day, Mother’s Day and Father’s Day.

Competition

In the diamond and fine jewelry retail market, we face intense competition from both traditional and online retailers of luxury goods and jewelry. Current and potential competitors include:

  independent jewelry stores;
  retail jewelry store chains, such as Tiffany & Co., Zales and Signet PLC’s Kay Jewelers;
  other online retailers that sell diamonds or jewelry, such as Amazon.com and Blue Nile;
  boutiques and websites operated by brand owners;
  department stores, such as Nordstrom and Neiman Marcus;
  catalog and television shopping retailers, such as Home Shopping Network; and
  discount superstores, mass retailers and wholesale clubs, such as Costco Wholesale.

In addition to these competitors, we may face competition from suppliers of our products who may decide to sell directly to consumers, either through physical retail outlets or through an online store.

Many of our current and potential competitors have advantages over us, including longer operating histories, greater brand recognition, existing customer and supplier relationships and significantly greater financial, marketing and other resources. In addition, traditional store-based retailers offer consumers the ability to physically handle and examine products in a manner that is not possible over the Internet, as well as a more convenient means of returning and exchanging purchased products.

We believe that our professionally designed website enhances the shopping experience with vivid product images and allows for easy product selection for shoppers.

Obtaining a good reputation will be key to our success in developing a recognizable and trusted brand. We believe that getting a good reputation can be achieved by providing a positive customer experience, and in this regard we believe that we compete favorably in the market because we have designed an online ordering interface which is unique in design and easy to navigate and we offer good selection, as well as the ability to create customized jewelry.

We believe that as an online diamond jewelry business, we have a strategic advantage over traditional jewelry stores in that we will not be holding inventory so overhead costs required to run the business will be kept low.

In addition, we believe we compete favorably with our online competitors in terms of selection because we offer a wide range of loose diamonds and unique jewelry pieces. Through our suppliers, we have the ability to design custom rings or modify designs for our customers. This is a unique service not currently offered by many online jewelry sites.

Sources and Availability of Raw Materials

As of the date of this Prospectus, we have no need for raw materials.

Customer Base

As of the date of this Prospectus, we have very few customers. Our retail sales of $669,176 from inception to May 31, 2006 have been generated from sales to a variety of individual customers. We do not anticipate that our products will appeal to corporate buyers and we do not anticipate that we will become reliant on a few major customers in the future.

Research and Development

Since our inception, we have not spent any money on research or development. Whilst we have been building our website, our senior officers researched the online diamond industry by reviewing websites and other available business information of our competitors.

Intellectual Property

We own the copyright of all of the contents of our website, www.Novori.com.

Legislation and Government Regulation

Laws and regulations directly applicable to Internet communications, commerce and advertising are becoming more prevalent. Because we sell diamonds through the Internet, we will be subject to rules and regulations around the world which affect business transacted on the Internet.

The European Union recently enacted its own privacy regulations that may result in limits on the collection and use of certain user information. However, the laws governing the Internet remain largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy, libel and commerce may prompt calls for more stringent consumer protection laws, both in the US and abroad, which may impose additional burdens on companies conducting business on the Internet. Furthermore, the Federal Trade Commission has recently investigated the disclosure of personal identifying information obtained from individuals by Internet companies. Evolving areas of law that are relevant to our business include privacy law, proposed encryption laws, content regulation and sales and use tax. For example, changes in copyright law could require us to change the manner in which we conduct business or increase our costs of doing business. Because of this rapidly evolving and uncertain regulatory environment, we cannot predict how these laws and regulations might affect our business. In addition, these uncertainties make it difficult to ensure compliance with the laws and regulations governing the Internet. A change in the laws and regulations could harm us by opening us up to potential liability or forcing us to change how we do business.

Environmental Law Compliance

To the extent which environmental compliance may be necessary, we do not anticipate any significant compliance expense.

Employees

As at May 31, 2006, we have no part time or full time employees. Both of our directors work full time as independent contractors and work in the areas of web development, business development and management. We currently engage independent contractors in the areas of accounting and legal services.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the US. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities., We evaluate these estimates on an on-going basis, including those related to customer programs and incentives, bad debts, inventories, investments, intangible assets, income taxes, warranty obligations, impairment or disposal of long-lived assets, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We consider the following accounting policies to be both those most important to the portrayal of our financial condition and that require the most subjective judgment:

  Revenue recognition
  Impairment or disposal of long-lived assets
  Inventory valuation and related reserves
  Deferred taxes
  Stock-based compensation

Revenue recognition

We recognize revenue from the online sale of diamonds and diamond jewellery products in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements.” We account for revenue as a principal using the guidance in EITF 99-19, “Reporting Revenue Gross as a Principal vs. Net as an Agent”. Revenue consists of the sale of diamonds and diamond jewellery products and is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the product is shipped, and collectibility is reasonably assured. We provide the customer with a 30 day right of return. We recognize revenue at the time of sale in accordance with SFAS No. 48 “Revenue Recognition When Right of Return Exists”. Gross revenues and related cost of sales are reduced by the estimated amount of future returns based upon past historical experience. We sell to customers based on standard credit policies and regularly review accounts receivable for any bad debts. Allowances for doubtful accounts are based on estimate of losses on customer receivable balances.

Impairment or disposal of long-lived assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the carrying value of long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. We recognize impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

Inventory valuation and related reserves

Inventory is determined on a first-in, first-out basis and is stated at the lower of cost or market. Market is determined based on the net realizable value, with appropriate consideration given to obsolescence, excessive levels, deterioration and other factors. At May 31, 2006, inventory consisted of diamonds held for sale.

Deferred income taxes

We record a valuation allowance to reduce deferred income tax assets when it is more likely than not that some portion of the amount may not be realized.

Stock-based Compensation

Prior to January 1, 2006, we accounted for stock-based awards under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” using the intrinsic value method of accounting, under which compensation expense was only recognized if the exercise price of our employee stock options was less than the market price of the underlying common stock on the date of grant. Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123R “Share Based Payments”, using the modified retrospective transition method. We did not have any unvested stock options or share based payments as of January 1, 2006. Accordingly, there was no effect on our reported loss from operations, cash flows or loss per share as a result of adopting SFAS No 123R.

Item 2. Description of Property.

Our properties are as follows:

Our principal executive offices are located at 9648 – 128th Street, Surrey, British Columbia, Canada. The office is approximately 1,200 square feet. We have use of the entire facility at no cost from a company owned principally by our directors. Website development work and customer sales and support currently take place out of this office.

We have a US office located at 1313 East Maple Street, Suite 425 in Bellingham, Washington. Our rent is $40 per month, and our lease is on a month to month basis. This is a virtual office facility used by Novori as a means of communication and convenience for our US customers. If our sales increase over the next year, we will expand this Bellingham office to handle product packaging and shipping.

Item 3. Legal Proceedings.

We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholders are an adverse party or have a material interest adverse to us.

Item 4. Submission of Matters to a Vote of Security Holders.

None

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

There is no public trading market for our common shares. Our common shares are not yet quoted for trading on the NASD OTC Bulletin Board or listed in any exchange.

As of September 20, 2006, there were 12,878,625 shares outstanding, and obligations to issue a further 200,000 common shares if all outstanding derivative securities as of September 20, 2006 were exercised or converted. As of September 20, 2006, the only derivative security we have outstanding is a convertible note in favour of 689719 B.C. Ltd. in the amount of $80,000, convertible at $0.40 per share of common stock.

Our common shares are held by approximately 55 shareholders of record. There are no warrants or options outstanding. We registered 3,323,625 shares for sale by selling shareholders on Form SB-2/A, dated as effective on July 18, 2006. The remaining 9,555,000 shares are unregistered and could be sold pursuant to Rule 144 under the Securities Act.

We plan to eventually seek listing on the OTC Bulletin Board. We cannot guarantee that we will obtain a listing. There is no trading activity in our securities and there can be no assurance that a regular trading market for our common stock will ever be developed.

A market maker sponsoring a company's securities is required to obtain a listing of the securities on any of the public trading markets, including the OTC Bulletin Board. If we are unable to obtain a market maker for our securities, we will be unable to develop a trading market for our common stock. We may be unable to locate a market maker that will agree to sponsor our securities. Even if we do locate a market maker, there is no assurance that our securities will be able to meet the requirements for a quotation or that the securities will be accepted for listing on the OTC Bulletin Board.

The OTC Bulletin Board securities are not listed and traded on the floor of an organized national or regional stock exchange. Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks. OTC Bulletin Board stocks are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

To date, we have not paid any dividends on our common shares and do not expect to declare or pay any dividends on our common shares in the foreseeable future. Payment of any dividends will depend upon future earnings, if any, our financial condition, and other factors as deemed relevant by our Board of Directors.

Equity Compensation Plans

As at May 31, 2006, we have no any equity compensation plan under a Form S-8.

Recent Sales of Unregistered Securities

On July 28, 2004, we issued 3,000,000 shares of common stock to our directors at a price of $0.0001 per share for cash proceeds of $300.

On November 14, 2004, we issued 7,500,000 shares of common stock to our directors at a price of $0.0001 per share for proceeds of $750, consisting of $500 paid in cash and the balance of $250 paid in services.

On May 24, 2006, we issued 252,000 shares of common stock at a price of $0.75 per share pursuant to a Search Engine Optimization Agreement signed May 26, 2005, in consideration for 18 months of services (see Note 9(a)). At May 31, 2006, the Company recorded advertising expense of $128,250 and prepaid expense of $60,000.

On May 4, 2006, we issued 4,000 shares of common stock at a price of $0.75 per share for cash proceeds of $3,000.

On May 30, 2005, we issued 100,000 shares of common stock to an officer of the Company at a price of $0.20 per share for cash proceeds of $20,000, pursuant to a private placement.

On May 4, 2005, 750,000 shares of common stock were purchased from a director in consideration for $0.02654 per share and cancelled. The Company recognized a discount of $130,095 as a charge to accumulated deficit.

On March 12, 2005, we issued 273,250 shares of common stock pursuant to a private placement at a price of $0.20 per share for cash proceeds of $53,650, net of offering costs of $1,000. Included in this amount were 5,000 shares issued to an officer of the Company.

On November 26, 2004, we issued 2,499,375 shares of common stock at a price of $0.016 per share for cash proceeds of $39,990 pursuant to a private placement. Included in this amount were 50,000 shares issued to an officer of the Company.

On July 18, 2006, we registered 3,123,625 shares of common stock under our SB-2.

We did not employ an underwriter in connection with the issuance of the securities described above. We believe that the issuance of the foregoing securities was exempt from registration under Section 4(2) of the Securities Act, as transactions not involving a public offering. Each of the recipients acquired the securities for investment purposes only and not with a view to distribution and each recipient had adequate information about us.

Item 6. Management's Discussion and Analysis or Plan of Operation.

The following discussion should be read in conjunction with our consolidated financial statements, including the notes thereto, appearing elsewhere in this Form 10-KSB. The discussions of results, causes and trends should not be construed to imply any conclusion that these results or trends will necessarily continue into the future.

Overview

We are an online retailer of loose diamonds and fine jewelry. We provide our customers with a unique and safe online shopping experience that provides extensive product and purchasing information along with a no risk purchase, meaning that customers can return products within 30 days for an exchange or refund. Through our jewelers, we have the ability to custom make any piece of jewelry. Our website showcases thousands of loose diamonds and hundreds of pieces of handcrafted jewelry.

To achieve our objectives, we must be able to maintain the quality of our website, selection of our products and a high level of customer support available through telephone and email. Longer term, we aim to develop a strong base of diamond and jewelry suppliers to allow us to expand the product line and knowledge base content on our website. If we are successful in increasing our sales volume, we must also build the infrastructure to accommodate increased order fulfillment.

In order to improve our liquidity, in the Fall of 2006 we intend to begin pursuing additional equity financing through discussions with investment bankers and private investors. There can be no assurance that we will be successful in our efforts to secure additional equity financing. If we are unable to raise equity or obtain alternative financing, we may not be able to continue operations with respect to the continued operation of our website.

Following the initial development stage, the organizational objective is to be "lean and mean". Because our business is web based and the majority of our customer interface is electronic, we anticipate a slower growth plan for the organization.

If operations and cash flow improve through future financing efforts, management believes that we can continue to operate. However, no assurance can be given that management's actions will result in profitable operations.

Forward Looking Statements

All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operation; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing. Such forward-looking statements are subject to inherent risks and uncertainties and actual results could differ materially from those anticipated by the forward-looking statements.

Results of Operations from Inception (July 26, 2004) to May 31, 2005

Revenues and Cost of Sales

From inception to May 31, 2005, we received net revenues of $27,817. Cost of sales on those revenues was $21,615 resulting in gross profits of $6,202 or 22%. All of our revenues during this period were generated from the sale of diamonds and jewelry through our website, www.Novori.com.

Expenses

The major components of our expenses for the period from inception to May 31, 2005 are consulting fees to our directors and officers of $33,544, professional fees of $31,422 and $22,773 in general and administrative expenses. Our general and administrative expenses consisted mainly of advertising and promotion, photography, computer, telephone, travel and entertainment expenses. We expect that our expenses will increase over the next year as we increase our marketing and promotional activities. If we are successful in increasing traffic to our website and in increasing revenues, we anticipate that we will incur additional expenses in the areas of customer service and web support. We plan on adding new products and continually updating our website, so we anticipate that we will have continuing expenses related to maintaining and improving our website.

Net Loss

Our net loss for the period from inception to May 31, 2005 was $(81,631). The loss was primarily due to legal fees, director fees and general and administrative costs. We expect to continue to incur losses for at least another two years.

Results of Operations for the Period from Inception to May 31, 2006 and for the Year Ended May 31, 2006

Revenues and Cost of Sales

Of the $669,176 net revenues we generated since inception to May 31, 2006, $641,359 were received during the year ended May 31, 2006. For the year ended May 31, 2006, costs of sales was $573,528 resulting in a gross profit of $67,831 or 10.6% . From inception to May 31, 2005, we received net revenues of $27,817. Cost of sales on those revenues was $21,615 resulting in gross profits of $6,202 or 22%. The fluctuations in our profit margins are due to a dramatic difference in profit margins from the sale of our different products and sharp competition. For example, we have the lowest profit margins from sales of our loose diamonds. Our business is also in an industry as being very price sensitive.

Expenses

Our expenses for the period from inception on July 26, 2004 to May 31, 2006 were $514,363, consisting of consulting fees of $117,544, professional fees of $59,553, and general and administrative expenses of $336,963. General and administrative expenses during this period included advertising and promotion, photography, computer, telephone, travel, office and entertainment expenses. For the year ended May 31, 2006, our total expenses were $426,530, consisting mainly of $84,000 in consulting fees, $314,190 in general and administrative expenses, and $28,131 for professional fees.

Net Loss

Our net loss for the period from inception to May 31, 2006 was $440,330. The loss was primarily due to marketing and promotional expenses, consulting fees and general and administrative costs. For the year ended May 31, 2006, we incurred a net loss of $358,699, due mainly to increases in our day to day operating costs.

Liquidity and Capital Resources

As at May 31, 2006, we had working capital of $31,205 compared to $16,566 on May 31, 2005.

Our accumulated net loss of $440,330 since our inception to May 31, 2006 was funded by a combination of private placements, a loan from a related party, two promissory notes and a convertible note. Deficit accumulated during the development stage was $570,425 as of May 31, 2006. In addition to our equity financing, we received $80,000 from the issuance of a convertible note, and we borrowed $10,000 from a company owned principally by Novori’s directors. The convertible note, entered into on July 5, 2005, allows us to obtain a loan of up to $80,000 maturing on July 5, 2007. Under the terms of the Note, we can borrow up to $80,000 with interest payable annually at 5% per annum, and convertible into our common shares at $0.40 per common share. Interest payments are due annually and the full principal amount is due on July 5, 2007. We have the option of paying down the principal in part or in whole at any time prior to the due date. During the year ended May 31, 2006, we received $80,000 relating to the Note.

We also issued two promissory notes with a total amount of $17,000. On May 1, 2006, the Company issued one promissory note with an aggregate principal amount of $10,000 maturing on July 5, 2007. Under the terms of the promissory note, interest accrues at 5% per annum and is unsecured. On May 24, 2006, the Company issued another promissory note with an aggregate principal amount of $7,000 maturing on May 24, 2008. Under the terms of the note, interest accrues at 5% per annum. During the year ended May 31, 2006, the Company has not received funds relating to this note.

We expect to incur substantial losses over the next two years. We estimate that our cash requirements over the next 12 months will be approximately $250,000 as follows:

  $120,000 in marketing and promotional expense;
  $ 30,000 in auditor and legal fees;
  $ 30,000 in accounts payable and other liabilities;
  $ 40,000 in general and administrative expenses; and
  $ 30,000 for website maintenance and improvements.

As at May 31, 2006, we had cash of $29,213, an increase of $7,119 from May 31, 2005. We believe that we need approximately an additional $220,787 to meet our capital requirements over the next 12 months. Our intention is to obtain this money through a combination of sales, private placements, and loans.

We plan to engage outside contractors and consultants who are willing to be paid in stock rather than cash or a combination of stock and cash. Expenses incurred which cannot be paid in stock, such as auditors’ fees, will be paid through cash. There are no assurances that we will be able to meet its capital requirements or that its capital requirements will not increase. If we are unable to raise necessary capital to meet its capital requirements, we may not be able to continue operations.

If we are successful in increasing revenues, we will incur additional costs for personnel. In order for Novori to attract and retain quality personnel, management anticipates it will need to offer competitive salaries, issue common stock to consultants and employees and grant our stock options to future employees. We anticipate that we will need approximately $50,000 per year beginning in 2007 to pay salaries to employees in working in the areas of customer service and web support.

We have not yet had sufficient operations to notice any material effects of any seasonal aspects on our financial condition. We anticipate, however, that we will experience peak sales in late November and December during the holiday shopping season, reflecting the general pattern of the retail industry. We also expect to have higher sales in February and May relating to Valentine’s Day and Mother’s Day. Due to the expected seasonality of our sales, we believe it is likely that our quarterly results will fluctuate, perhaps significantly.

Our independent auditors have stated in their report dated August 29, 2006 included herein, that we have incurred operating losses from inception and that we are dependent upon our ability to meet our future financing requirements and the success of future operations. These factors raise substantial doubt about our ability to continue as a going concern.

Known Material Trends and Uncertainties

As at May 31, 2006, we have no off-balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

We believe that the above discussion contains a number of forward-looking statements. Our actual results and our actual plan of operations may differ materially from what is stated above. Factors which may cause our actual results or our actual plan of operations to vary include, among other things, decision of the Board of Directors not to pursue a specific course of action based on a re-assessment of the facts or new facts, changes in online diamond and jewelry sales, the diamond and jewelry distribution industry or general economic conditions.

Item 7. Financial Statements.

Our consolidated financial statements for the year ended May 31, 2006, together with the Report of Independent Registered Public Accounting Firm thereon, are included in this Report commencing on page F-1.

Novori Inc.
(A Development Stage Company)

May 31, 2006

Report of Independent Registered Public Accounting Firm

To the Directors and Stockholders
Novori Inc.
(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Novori Inc. (A Development Stage Company) as of May 31, 2006 and 2005 and the related consolidated statements of operations, cash flows and stockholders' equity (deficit) for the years then ended and accumulated from July 26, 2004 (Date of Inception) to May 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Novori Inc. (A Development Stage Company) as of May 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended and accumulated from July 26, 2004 (Date of Inception) to May 31, 2006, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has not generated any sustained revenues and has incurred significant operating losses from operations. The Company will need additional financing to sustain operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MANNING ELLIOTT LLP

CHARTERED ACCOUNTANTS

Vancouver, Canada

August 29, 2006

Novori Inc.
Consolidated Balance Sheets
(A Development Stage Company)
(Expressed in US dollars)

	May 31,	May 31,
	2006	2005
	$	$
ASSETS
Current Assets
Cash	29,213	22,094
Accounts receivable	2,079	4,722
Inventory	28,417	–
Prepaid expenses (Note 3)	70,750	–
Total Current Assets	130,459	26,816
Property and Equipment (Note 4)	324	533
Total Assets	130,783	27,349

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	38,447	1,641
Accrued liabilities (Note 5)	13,498	6,775
Due to related party (Note 6(a))	10,000	1,834
Deferred revenue	37,309	–
Total Current Liabilities	99,254	10,250
Convertible note (Note 7(a))	80,000	–
Promissory note (Note 7(b))	10,000	–
Total Liabilities	189,254	10,250
Contingencies and Commitments (Notes 1 and 9)
Subsequent Event (Note 11)
Stockholders’ Equity (Deficit)
Preferred Stock, 20,000,000 shares authorized, with a par value of $0.0001,
None issued and outstanding	–	–
Common Stock, 100,000,000 shares authorized, with a par value of $0.0001,
12,878,625 shares issued and outstanding (2005 – 12,622,625)	1,288	1,262
Additional Paid in Capital	415,592	223,618
Accumulated Other Comprehensive Loss	(2,662)	(2,098)
Donated Capital	97,736	6,043
Deficit Accumulated During the Development Stage	(570,425)	(211,726)
Total Stockholders’ Equity (Deficit)	(58,471)	17,099
Total Liabilities and Stockholders’ Equity (Deficit)	130,783	27,349

(The accompanying notes are an integral part of the consolidated financial statements)

Novori Inc.
Consolidated Statements of Operations
(A Development Stage Company)
(Expressed in US dollars)

	Accumulated from		For the period from
	July 26, 2004	For the	July 26, 2004
	(Date of Inception) to	Year Ended	(Date of Inception) to
	May 31,	May 31,	May 31,
	2006	2006	2005
	$	$	$
Net Revenue	669,176	641,359	27,817
Cost of sales	595,143	573,528	21,615
Gross Profit	74,033	67,831	6,202
Expenses
Amortization	303	209	94
Consulting fees to related party (Note 6(b))	117,544	84,000	33,544
General and administrative (Note 6(c))	336,963	314,190	22,773
Professional fees	59,553	28,131	31,422
Total Expenses	514,363	426,530	87,833
Net Loss	(440,330)	(358,699)	(81,631)
Other Comprehensive Loss
Foreign currency translation adjustment	(2,662)	(564)	(2,098)
Comprehensive Loss	(442,992)	(359,263)	(83,729)
Net Loss Per Share – Basic and Diluted		(0.03)	(0.01)
Weighted Average Shares Outstanding		12,628,000	8,474,000

(The accompanying notes are an integral part of the consolidated financial statements)

Novori Inc.
Consolidated Statements of Cash Flows
(A Development Stage Company)
(Expressed in US dollars)

	Accumulated from		For the period from
	July 26, 2004		July 26, 2004
	(Date of Inception) to		(Date of Inception) to
	May 31,	May 31,	May 31,
	2006	2006	2005
	$	$	$
Operating Activities

Net loss	(440,330)	(358,699)	(81,631)

Adjustments to reconcile net loss to cash:
Issuance of common stock for services	128,500	128,250	250
Donated services and expenses	97,736	91,693	6,043
Amortization	303	209	94

Change in operating assets and liabilities:
Accounts receivable	(2,063)	2,662	(4,725)
Inventory	(28,417)	(28,417)	–
Prepaid expenses	(1,578)	(10,000)	8,422
Due to related party	8,037	8,037	–
Deferred revenue	39,161	37,309	1,852
Accounts payable and accrued liabilities	43,483	43,483	–

Net Cash Used In Operating Activities	(155,168)	(85,473)	(69,695)

Investing Activities

Purchase of property and equipment	(627)	–	(627)

Net Cash Flows Used In Investing Activities	(627)	–	(627)

Financing Activities

Common stock reacquired	(19,905)	–	(19,905)
Proceeds from issuance of convertible note	80,000	80,000	–
Proceeds from issuance of promissory note	10,000	10,000	–
Proceeds from issuance of common stock	117,440	3,000	114,440

Net Cash Flows Provided By Financing Activities	187,535	93,000	94,535

Effect of Exchange Rate Changes on Cash	(2,527)	(408)	(2,119)

Increase in Cash	29,213	7,119	22,094

Cash - Beginning of Period	–	22,094	–

Cash - End of Period	29,213	29,213	22,094

Non-Cash Financing and Investing Activities:

Issuance of common stock for services	189,250	189,000	250

Supplemental Disclosures:

Interest paid		–	–
Income taxes paid		–	–

(The accompanying notes are an integral part of the consolidated financial statements)

Novori Inc.
Consolidated Statement of Stockholders’ Equity (Deficit)
From July 26, 2004 (Date of Inception) to May 31, 2006
(A Development Stage Company)
(Expressed in US dollars)

						Deficit
					Accumulated	Accumulated
			Additional		Other	During the
			Paid-in	Donated	Comprehensive	Development
	Common Stock	Amount	Capital	Capital	Loss	Stage	Total
	#	$	$	$	$	$	$
Balance – July 26, 2004 (Date of Inception)	–	–	–	–	–	–	–
Shares issued for cash:
- at $0.0001 per share	8,000,000	800	–	–	–	–	800
- at $0.016 per share	2,499,375	250	39,740	–	–	–	39,990
- at $0.20 per share	373,250	37	74,613	–	–	–	74,650
Shares issued for services:
- at $0.0001 per share	2,500,000	250	–	–	–	–	250
Shares reacquired for cash at $0.027 per share,
which includes a discount of $0.173 per
share	(750,000)	(75)	110,265	–	–	(130,095)	(19,905)
Shares issue costs	–	–	(1,000)	–	–	–	(1,000)
Donated expenses	–	–	–	6,043	–	–	6,043
Foreign currency translation adjustment	–	–	–	–	(2,098)	–	(2,098)
Net loss	–	–	–	–	–	(81,631)	(81,631)
Balance – May 31, 2005	12,622,625	1,262	223,618	6,043	(2,098)	(211,726)	17,099
Shares issued for cash at $0.75 per share	4,000	1	2,999	–	–	–	3,000
Shares issued for services at $0.75 per share	252,000	25	188,975	–	–	–	189,000
Donated services and expenses	–	–	–	91,693	–	–	91,693
Foreign currency translation adjustment	–	–	–	–	(564)	–	(564)
Net loss	–	–	–	–	–	(358,699)	(358,699)
Balance – May 31, 2006	12,878,625	1,288	415,592	97,736	(2,662)	(570,425)	(58,471)

(The accompanying notes are an integral part of the consolidated financial statements)

1.	Development Stage Company

The Company was incorporated in the State of Delaware, USA on July 26, 2004. Effective July 28, 2004, the Company incorporated a wholly-owned subsidiary, Novori Marketing Inc. (“NMI”), in the Province of British Columbia, Canada. The Company’s principal business is the purchase and sale of diamonds over the Internet.

The Company is in the development stage and though the Company has recently commenced planned principal activities, there has been no significant revenue generated to date. In a development stage company, management devotes most of its activities to developing a market for its products and services. The Company’s primary source of revenue is the sale of diamonds. These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated minimal revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern and the ability of the Company to emerge from the development stage is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, to generate significant revenues and the attainment of profitable operations. As at May 31, 2006, the Company has working capital of $31,205 and accumulated losses of $570,425 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

The Company filed an amended Form SB-2 Registration Statement (“SB-2”) with the United States Securities and Exchange Commission that was declared effective July 18, 2006 to register up to 3,323,625 shares of common stock for resale by existing shareholders of the Company at $0.75 per share until the shares are quoted on the OTC Bulletin Board, and thereafter at prevailing market prices. The Company will not receive any proceeds from the resale of shares of common stock by the selling stockholders.

2.	Summary of Significant Accounting Policies

	a)	Basis of Presentation and Fiscal Year

These financials statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company has not produced significant revenue from its principal business and is a development stage company as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises”. These financial statements include the accounts of the Company and its wholly-owned subsidiary, Novori Marketing Inc. All intercompany transactions and balances have been eliminated. The Company’s fiscal year-end is May 31.

	b)	Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

	c)	Other Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive income (loss) and its components in the financial statements. As at May 31, 2006, and 2005, the Company’s only component of comprehensive loss was foreign currency translation adjustments.

	d)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

	e)	Inventory

Inventory is determined on a first-in, first-out basis and is stated at the lower of cost or market. Market is determined based on the net realizable value, with appropriate consideration given to obsolescence, excessive levels, deterioration and other factors. At May 31, 2006, inventory consisted of diamonds held for sale.

2.	Summary of Significant Accounting Policies (continued)

	f)	Financial Instruments and Concentrations

The fair value of financial instruments, which include, cash, accounts receivable, accounts payable, accrued liabilities, amounts due to a related party, convertible note and promissory note were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company’s operations are in Canada resulting in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk. Financial instruments that potentially subject the Company to credit risk consist principally of accounts receivable and cash. At May 31, 2006, 100% of the total accounts receivable is with one customer. Cash is deposited with a high quality financial institution.

	g)	Foreign Currency Transactions

The Company’s functional currency is the United States dollar. Foreign currency transactions are accounted for in accordance with SFAS No. 52 “Foreign Currency Translation” (“SFAS No. 52”). Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. The functional currency of the wholly-owned subsidiary is the Canadian dollar. The financial statements of the subsidiary are translated to United States dollars in accordance with SFAS No. 52 using period-end rates of exchange for assets and liabilities, and average rates of exchange for the year for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

	h)	Start-up Expenses

The Company has adopted Statement of Position No. 98-5 ("SOP 98-5"), "Reporting the Costs of Start-up Activities," which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with the Company's formation have been included in the Company's operating expenses for the period from inception on July 26, 2004 to May 31, 2006.

	i)	Property and Equipment

Property and equipment consists of computer hardware and is recorded at cost. Computer hardware is being amortized on the straight line basis over the estimated life of three years.

	j)	Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the carrying value of long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

	k)	Basic and Diluted Net Income (Loss) per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share" (“SFAS 128”). SFAS 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. The Company has 200,000 potential common shares related to convertible notes payable. Refer to Note 7(a).

2.	Summary of Significant Accounting Policies (continued)

	l)	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 “Accounting for Income Taxes” as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

	m)	Revenue Recognition

The Company recognizes revenue from the online sale of diamonds and diamond jewellery products in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements.” The Company accounts for revenue as a principal using the guidance in EITF 99-19, “Reporting Revenue Gross as a Principal vs. Net as an Agent”. Revenue consists of the sale of diamonds and diamond jewellery products and is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the product is shipped, and collectibility is reasonably assured. The Company provides the customer with a 30 day right of return. The Company recognizes revenue at the time of sale in accordance with SFAS No. 48 “Revenue Recognition When Right of Return Exists”. Gross revenues and related cost of sales are reduced by the estimated amount of future returns based upon past historical experience. The Company sells to customers based on standard credit policies and regularly reviews accounts receivable for any bad debts. Allowances for doubtful accounts are based on estimate of losses on customer receivable balances.

	n)	Advertising Costs

Advertising costs are charged to operations as incurred.

	o)	Shipping and Handling Costs

The Company pays all shipping and handling costs within the United States, which is included in cost of sales. The Company currently does not ship outside of the United States.

	p)	Stock-based Compensation

Prior to January 1, 2006, the Company accounted for stock-based awards under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” using the intrinsic value method of accounting, under which compensation expense was only recognized if the exercise price of the Company’s employee stock options was less than the market price of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R “Share Based Payments”, using the modified retrospective transition method. The Company did not have any unvested stock options or unvested share based payments as of January 1, 2006. Accordingly, there was no effect on the Company’s reported loss from operations, cash flows or loss per share as a result of adopting SFAS No 123R.

	q)	Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Integration No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, “Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and SFAS No. 3”. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The

2.	Summary of Significant Accounting Policies (continued)

	q)	Recent Accounting Pronouncements (continued)

provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets – An Amendment of APB Opinion No. 29”. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

The FASB has also issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments” and SFAS No. 156 “Accounting for Servicing of Financial Assets”, but they will not have any relationship to the operations of the Company. Therefore a description and its impact for each on the Company’s operations and financial position have not been disclosed.

3.	Prepaid Expenses

Prepaid expenses consist of $60,750 of prepayments on the Company’s search engine optimization (see Note 8(a)) and $10,000 for prepaid advertising fees.

4.	Property and Equipment

Computer hardware is recorded at cost and is being amortized on the straight-line basis over its estimated life of three years.

			May 31,	May 31,
			2006	2005
		Accumulated	Net Carrying	Net Carrying
	Cost	Amortization	Value	Value
	$	$	$	$

Computer hardware	627	303	324	533

5.	Accrued Liabilities

Accrued liabilities consist of the following:

	May 31,	May 31,
	2006	2005
	$	$

Professional fees	7,447	6,775
Accrued interest and bank charges	5,140	–
Other	911	–

	13,498	6,775

6.	Related Party Transactions

	a)	At May 31, 2006, the Company owes $10,000 (2005 - $1,834) to a company controlled by two directors of the Company. These amounts are non-interest bearing, unsecured and due on demand.

b)

Consulting fees of $84,000 (2005 – $nil) were recorded as donated services by the directors of the Company during the year ended May 31, 2006. During the fiscal year ended May 31, 2005, the Company paid $33,544 to directors for consulting services.

c)

The Company is provided with office premises with a fair value of $641 (CDN$750) per month at no charge from a company owned principally by directors of the Company. The fair value was based upon the monthly out-of-pocket cost incurred by the director’s company. During the year ended May 31, 2006, rent of $7,693 (CDN$9,000) was charged to operations and recorded as donated capital. During the fiscal year ended May 31, 2005, rent of $6,043 (CDN$7,500) was charged to operations and recorded as donated capital.

7.	Convertible and Promissory Notes

a)

On July 5, 2005, the Company received $80,000 and issued a Convertible Note (the “Note”) maturing on July 5, 2007. Under the terms of the Note, interest is payable annually at 5% per annum, and convertible into common shares of the Company at $0.40 per common share.

Additionally, under the terms of the Note, the creditor can call the unpaid principal and interest of the Note if (a) one or more judgements are entered against the Company which exceed, in the aggregate, $100,000 and the Company does not pay such judgements or arrange for their enforcement to be postponed no later than within thirty days after the judgements have been entered; and (b) if bankruptcy, receivership, or insolvency proceedings are started by, or against, the Company, or if the Company dissolves, liquidates or otherwise winds up its business; or if there is a change in control of the Company. At May 31, 2006, the Company did not violate any of the above terms.

	b)	On May 1, 2006, the Company received $10,000 and issued a promissory note. Under the terms of the promissory note, interest accrues at 5% per annum, is unsecured, and due on July 5, 2007.

8.	Common Stock

a)

On May 24, 2006, the Company issued 252,000 shares of common stock at a price of $0.75 per share pursuant to a Search Engine Optimization Agreement signed May 26, 2005, in consideration for 18 months of services (see Note 9(a)). At May 31, 2006, the Company recorded advertising expense of $128,250 and prepaid expense of $60,000.

	b)	On May 4, 2006, the Company issued 4,000 shares of common stock at a price of $0.75 per share for cash proceeds of $3,000.

	c)	On May 30, 2005, the Company issued 100,000 shares of common stock to an officer of the Company at a price of $0.20 per share for cash proceeds of $20,000, pursuant to a private placement.

d)

On May 4, 2005, 750,000 shares of common stock were purchased from a director in consideration for $0.02654 per share and cancelled. The Company recognized a discount of $130,095 as a charge to accumulated deficit.

e)

On March 12, 2005, the Company issued 273,250 shares of common stock pursuant to a private placement at a price of $0.20 per share for cash proceeds of $53,650, net of offering costs of $1,000. Included in this amount were 5,000 shares issued to an officer of the Company.

f)

On November 26, 2004, the Company issued 2,499,375 shares of common stock at a price of $0.016 per share for cash proceeds of $39,990 pursuant to a private placement. Included in this amount were 50,000 shares issued to an officer of the Company.

g)

On November 14, 2004, the Company issued 7,500,000 shares of common stock to directors of the Company at a price of $0.0001 per share for proceeds of $750, consisting of $500 paid in cash and the balance of $250 paid in services.

8.	Common Stock (continued)

	h)	On July 28, 2004, the Company issued 3,000,000 shares of common stock to the directors of the Company at a price of $0.0001 per share for cash proceeds of $300.

9.	Commitments

a)

On May 26, 2005, the Company entered into an Internet Search Engine Optimization Agreement (the “Agreement”) for the provision of services related to the search engine optimization of the Company’s website. The agreement is for a term of eighteen months commencing June 1, 2005. Under the Agreement, the Company must pay $10,000 per month plus the issuance of 13,500 common shares per month. On May 24, 2006, the Company issued 252,000 shares of common stock with a fair value of $189,000 to satisfy their obligation to issue shares. At May 31, 2006, the Company recorded $128,250 as advertising expenses and $60,750 as a prepaid expense.

b)

On May 10, 2006, the Company entered into a Transfer Agent Agreement (the “Agreement”) for the provision of transfer agent services in exchange for a set up fee of $10,000 and a monthly maintenance fee to be determined. Under the terms of the Agreement, the Company must pay $3,000 upon the signing of the agreement (paid subsequent to year end) and $7,000 ninety days after the signing of the agreement. The $7,000 remains outstanding.

10.	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has net operating losses of approximately $346,000, which commence expiring in 2013. Pursuant to SFAS No. 109, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefit of net operating losses has not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years. For the years ended May 31, 2006 and 2005, the valuation allowance established against the deferred tax assets increased by $96,000 and $27,000, respectively.

The components of the net deferred tax asset at May 31, 2006 and 2005 and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are scheduled below:

	May 31,	May 31,
	2006	2005
	$	$
Net Operating Loss Carried Forward	346,000	76,000
Statutory Tax Rate	35.5%	35%
Effective Tax Rate	–	–
Deferred Tax Asset	123,000	27,000
Valuation Allowance	(123,000)	(27,000)
Net Deferred Tax Asset	–	–

11.	Subsequent Event

On July 28, 2006, the Company received $30,000 and issued a promissory note. Under the terms of the note, interest is accrued at 10% per annum and the principal and interest is due upon demand 90 days after advancement of funds.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Since inception, we have had no changes in or disagreements with our accountants. Our audited financial statements for the fiscal year ended May 31, 2006 have been included in this annual report in reliance upon Manning Elliott LLP, Chartered Accountants, as experts in accounting and auditing.

Item 8A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of May 31, 2006, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. We are responsible for establishing and maintaining adequate internal controls and procedures for the financial reporting of Novori. In this regard, we have designed controls and procedures to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the SEC.

Our Chief Executive Officer and Chief Financial Officer participated in this evaluation and have concluded that our disclosure controls and procedures are effective. We evaluate the internal controls on a regular base to ensure that we are in compliance with our policies.

There have been no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. Other Information.

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

(a) The following table sets forth the name, age, and position of the executive officers and directors of Novori as of September 20, 2006.

Name and Age	Position(s) Held in Novori Inc.	Principal Occupation(s) During Past 5 Years	Other Directorships Held by Director
Harold Schaffrick, 43	Director, President, CEO from July 2004

President and CEO of Novori from July 2004 to present

President of Blue Guru Investment Group Inc. d.b.a. iCanRx from Feb 2002 to July 2004

Project manager of the British Columbia Automobile Association before Feb 2002

n/a
Mark Neild, 39	Director, CFO, Secretary, Treasurer and Chief Accounting Officer from July 2004	Secretary, Treasurer, CAO and CFO of Novori from July 2004 Developer of online presence for ICanRx from Feb 2002 to July 2004 Consultant of many private and public companies before Feb 2002	n/a
Nashrulla Jamani, 36	Senior VP and Investor Relations from Oct 2004	VP and Investor Relations of Novori from Oct 2004 Director of business development for Fairchild International Corp before 2004	n/a

Significant Employees

There are no individuals other than our executive officers who are expected to make a significant contribution to the business.

Family Relationships

There are no family relationships among directors, executive officers, or persons nominated or chosen by us to become directors or executive officers.

Legal Proceedings

There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholders are an adverse party or have a material interest adverse to us.

None of our directors, executive officers, promoters or control persons have been involved in any of the following events during the past five years:

  any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
  any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
  being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or
  being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Board of Directors and Its Committees

The Board of Directors met in person or via telephone regularly during our fiscal year ended May 31, 2006. Each member of the Board of Directors attended at least 75% of the meetings. The Board of Directors currently does not have a nominating committee or a compensation committee.

The functions of the Audit Committee are currently carried out by our Board of Directors. Our Board of Directors has determined that we do not have an audit committee financial expert on its Board of Directors carrying out the duties of the Audit Committee. The Board of Directors has determined that the cost of hiring a financial expert to act as a director of Novori and to be a member of the Audit Committee or otherwise perform Audit Committee functions outweighs the benefits of having a financial expert on the Audit Committee.

Director Nominees

We do not have a nominating committee. The Board of Directors, sitting as a Board, select individuals to stand for election as members of the Board. Since the Board of Directors does not include a majority of independent directors, the decision of the Board as to director nominees is made by persons who have an interest in the outcome of the determination. The Board will consider candidates for directors proposed by security holders, although no formal procedures for submitting candidates have been adopted. Unless otherwise determined, not less than 90 days prior to the next annual Board of Directors' meeting at which the slate of Board nominees is adopted, the Board will accept written submissions of proposed nominees that include the name, address and telephone number of the proposed nominee; a brief statement of the nominee’s qualifications to serve as a director; and a statement as to why the shareholder submitting the proposed nominee believes that the nomination would be in the best interests of shareholders. If the proposed nominee is not the same person as the shareholder submitting the name of the nominee, a letter from the nominee agreeing to the submission of his or her name for consideration should be provided at the time of submission. The letter should be accompanied by a résumé supporting the nominee's qualifications to serve on the Board of Directors, as well as a list of references.

The Board identifies director nominees through a combination of referrals from different people, including management, existing Board members and security holders. Once a candidate has been identified, the Board reviews the individual's experience and background and may discuss the proposed nominee with the source of the recommendation. If the Board believes it to be appropriate, Board members may meet with the proposed nominee before making a final determination whether to include the proposed nominee as a member of management's slate of director nominees submitted to shareholders for election to the Board.

Among the factors that the Board considers when evaluating proposed nominees are their knowledge of, and experience in business matters, finance, capital markets and mergers and acquisitions. The Board may request additional information from the candidate prior to reaching a determination. The Board is under no obligation to formally respond to all recommendations, although as a matter of practice, it will endeavor to do so.

Code of Ethics

We have not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions because we have not yet finalized the content of such a code. Companies whose equity securities are not listed for trading on the OTC Bulletin Board are not currently required to do so.

Item 10. Executive Compensation.

The following table sets forth, as of May 31, 2006, compensation awarded to our Chief Executive Officer (CEO), and to other persons serving as executive officers whose salary and bonus for such year exceeded $100,000 (collectively, the “Named Executive Officers”) for the last two completed fiscal years.

	Annual Compensation				Long Term Compensation			All other compens ation $
	Summary Annual Compensation				Awards		Payouts
Name and principal position	Year	Salary $	Bonus $	Other Annual Compensa tion $	Restricted Stock Award(s) $	Securities Underlying Options/SARs (#)	LTIP Payouts $
Harold Schaffrick President & CEO	2006	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2005	9,409(1)	Nil	Nil	Nil	Nil	Nil	Nil

(1) Represents management consulting fees paid to Mr. Schaffrick as President.

Employment Agreements

We have no written employment agreements with executive officers at this time. Consulting fees in the amount of $9,409 last year were paid to Harold Schaffrick, President during the last fiscal year. This year we did not pay any consulting fees to Harold Schaffrick.

Compensation of Directors

Directors are entitled to receive reimbursement for all out-of-pocket expenses incurred for attendance at Board of Directors meetings.

Other Arrangements

There are no other arrangements.

Termination of Employment and Change of Control Arrangement

There is no compensatory plan or arrangement with respect to any individual named above which results or will result from the resignation, retirement or any other termination of employment with us, or from a change in our control.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of September 20, 2006 by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock. Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

Directors and Officers
Title of Class	Name, position & address of beneficial owner	Number of Shares of Common Stock (1)	Percentage of Common Stock (2)
Common Stock	Harold Schaffrick 9648 – 128th Street, Suite 204B, Surrey, BC, V3T 2X9	4,750,000 (3)	36.88
Common Stock	Mark Neild 9648 – 128th Street, Suite 204B, Surrey, BC, V3T 2X9	4,750,000 (4)	36.88
Common Stock	Nashrulla Jamani 3131 Godwin Avenue Burnaby, BC V5C 4G3	280,000 (5)	2.17
Common Stock	Directors and Officers as a Group	9,780,000	75.94

(1)	The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose.

Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

(2)	Based on 12,878,625 issued and outstanding shares of common stock as of September 20, 2006.
(3)	4,750,000 shares held directly by Harold Schaffrick
(4)	4,750,000 shares held directly by Mark Neild
(5)	280,000 shares held directly by Nashrulla Jamani

Item 12. Certain Relationships and Related Transactions.

We have not entered into any transactions with our officers, directors, persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded $60,000.

Item 13. Exhibits.

Exhibit	Exhibit
Number	Description

3.1	Certificate (Articles) of Incorporation (1)

3.2	Bylaws (1)

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Filed as an exhibit to Novori's SB-2 filed on December 15, 2005

Item 14. Principal Accountant Fees and Services.

Audit and Non-Audit Fees

The following table represents fees for the professional audit services and fees billed for other services rendered by our current auditors, Manning Elliott LLP for the audit of our annual financial statements for the year ended May 31, 2006 and the period from our inception to 2005 and any other fees billed for other services rendered by Manning Elliott LLP during that period. All fees are paid by US dollars.

	Year Ended May 31, 2006	For the period from July 27, 2004 (Date of inception) to May 31, 2005
Audit fees	US$6,500	US$5,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	US$6,500	US$5,000

Since our inception, our Board of Directors, performing the duties of the Audit Committee, reviews all audit and non-audit related fees at least annually. The Board of Directors as the Audit Committee pre-approved all audit related services in Fiscal 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Novori Inc.

By: /s/ Harold Schaffrick

Date: October 4, 2006	Harold Schaffrick
President, Chief Executive Officer
Director

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Harold Schaffrick	President, Chief Executive	October 4, 2006
Harold Schaffrick	Officer, Director

/s/ Mark Neild	Director, Chief Financial	October 4, 2006
Mark Neild	Officer, Principal Accounting
Officer