Form 10QSB
period 2006-08-31
Novori Inc.
filed 2006-10-23
CIK 1343257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2006

[               ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT
For the transition period from _________to _________

Commission File Number: 333-130344

Novori Inc.
(Name of Small Business Issuer in its charter)

Delaware	47 - 0948014
(state or other jurisdiction of	(I.R.S. Employer I.D. No.)
incorporation or organization)

Suite 204B 9648 – 128th Street,
Surrey, British Columbia, Canada, V3T 2X9
(Address of principal executive offices)

(877) 877 4141
Issuer’s telephone number

________________________________________________________________
Former name, former address, and former fiscal year, if changed since last report

Check whether the registrant (1) filed all reports required to be filed by sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [               ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [               ] No [ X ]

APPLICABLE ONLY TO CORPORATE ISSUERS

As of October 10, 2006, the registrant’s outstanding common stock consisted of 12,878,625 shares.

Transitional Small Business Disclosure Format (Check one): YES [               ] NO [ X ]

PART I - FINANCIAL INFORMATION

Safe Harbor Statement

When we refer to Novori, we, our or us, we are referring to Novori Inc.

Certain statements in this filing that relate to financial results, projections, future plans, events, or performance are forward-looking statements and involve significant risks and uncertainties, including, but not limited to, the following: competition, promotional costs, and risk of declining revenues. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of a number of factors. These forward-looking statements are made as of the date of this filing, and we assume no obligation to update such forward-looking statements. The following discusses our financial condition and results of operations based upon our consolidated financial statements which have been prepared in conformity with accounting principles generally accepted in the United States of America. It should be read in conjunction with our financial statements and the notes thereto included elsewhere herein.

Unless otherwise noted, all dollar references herein are in US dollars.

Item 1. Financial Statements.

Novori Inc.
(A Development Stage Company)
August 31, 2006

(unaudited)

Novori Inc.
Consolidated Balance Sheets
(A Development Stage Company)
(Expressed in US dollars)

	August 31,	May 31,
	2006	2006
	$	$
	(unaudited)
ASSETS

Current Assets

Cash	18,276	29,213
Accounts receivable	–	2,079
Inventory	14,220	28,417
Prepaid expenses (Note 3)	40,375	70,750

Total Current Assets	72,871	130,459

Property and Equipment (Note 4)	272	324
Total Assets	73,143	130,783

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	29,089	38,447
Accrued liabilities (Note 5)	30,402	13,498
Due to related party (Note 6(a))	10,000	10,000
Deferred revenue	13,421	37,309
Promissory notes (Note 7(b) and (c))	40,000	–

Total Current Liabilities	122,912	99,254

Convertible Note (Note 7(a))	80,000	80,000

Promissory Note (Note 7(b))	–	10,000

Total Liabilities	202,912	189,254

Contingencies and Commitments (Notes 1 and 8)

Stockholders’ Deficit

Preferred Stock, 20,000,000 shares authorized, with a par value of $0.0001;
None issued and outstanding	–	–

Common Stock, 100,000,000 shares authorized, with a par value of $0.0001;
12,878,625 shares issued and outstanding	1,288	1,288

Additional Paid-in Capital	415,592	415,592

Donated Capital	118,736	97,736

Accumulated Other Comprehensive Loss	(2,746)	(2,662)

Deficit Accumulated During the Development Stage	(662,639)	(570,425)

Total Stockholders’ Deficit	(129,769)	(58,471)

Total Liabilities and Stockholders’ Deficit	73,143	130,783

(The accompanying notes are an integral part of the consolidated financial statements)

Novori Inc.
Consolidated Statements of Operations
(A Development Stage Company)
(Expressed in US dollars)
(unaudited)

	Accumulated from	For the	For the
	July 26, 2004	Three Months	Three Months
	(Date of Inception) to	Ended	Ended
	August 31,	August 31,	August 31,
	2006	2006	2005
	$	$	$

Net revenue	1,002,582	333,406	8,759

Cost of sales	905,593	310,450	4,974

Gross Profit	96,989	22,956	3,785

Expenses

Amortization	355	52	52
Consulting fees (Note 6(b))	138,544	21,000	21,000
General and administrative	414,389	77,426	65,630
Professional fees	76,245	16,692	5,000

Total Expenses	629,533	115,170	91,682

Net Loss	(532,544)	(92,214)	(87,897)

Other Comprehensive Loss
Foreign currency translation adjustment	(2,746)	(84)	(213)

Comprehensive Loss	(535,290)	(92,298)	(88,110)

Net Loss Per Share – Basic and Diluted		(0.01)	(0.01)

Weighted Average Shares Outstanding		12,879,000	12,623,000

(The accompanying notes are an integral part of the consolidated financial statements)

Novori Inc.
Consolidated Statements of Cash Flows
(A Development Stage Company)
(Expressed in US dollars)
(unaudited)

	For the	For the
	Three Months	Three Months
	Ended	Ended
	August 31,	August 31,
	2006	2005
	$	$
Operating Activities

Net loss	(92,214)	(87,897)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	52	52
Donated services and rent	21,000	21,000

Changes in operating assets and liabilities:
Accounts receivable	2,079	(8,483)
Inventory	14,197	–
Prepaid expenses	30,375	(10,000)
Accounts payable and accrued liabilities	7,546	37,194
Due to related party	–	8,117
Deferred revenue	(23,888)	–

Net Cash Used In Operating Activities	(40,853)	(40,017)

Financing Activities

Proceeds from issuance of convertible note	–	20,000
Proceeds from issuance of promissory note	30,000	–

Net Cash Flows Provided By Financing Activities	30,000	20,000

Effect of Exchange Rate Changes on Cash	(84)	(155)

Decrease in Cash	(10,937)	(20,172)

Cash - Beginning of Period	29,213	22,094

Cash - End of Period	18,276	1,922

Supplemental Disclosures:

Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of the consolidated financial statements)

Novori Inc.
Notes to the Consolidated Financial Statements
(A Development Stage Company)
(Expressed in US dollars)
(unaudited)

1.	Nature of Operations and Continuance of Business

The Company was incorporated in the State of Delaware, USA on July 26, 2004. Effective July 28, 2004, the Company incorporated a wholly owned subsidiary, Novori Marketing Inc., “in the Province of British Columbia, Canada. The Company’s principal business is the purchase and sale of diamonds over the Internet.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business while the Company has generated significant revenue since inception, it has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern and the ability of the Company to emerge from the development stage is dependent upon the ability of the Company to obtain necessary equity financing to continue operations, to generate significant revenues and the attainment of profitable operations. As at August 31, 2006, the Company has a working capital deficit of $50,041 and has accumulated losses of $662,639 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

2.	Summary of Significant Accounting Policies

	a)	Basis of Presentation and Fiscal Year

These financials statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company has not produced significant revenue from its principal business and is a development stage company as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises”. These financial statements include the accounts of the Company and its wholly owned subsidiary, Novori Marketing Inc. All intercompany transactions and balances have been eliminated. The Company’s fiscal year-end is May 31.

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

	c)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive income (loss) and its components in the financial statements. As at August 31, 2006, and 2005, the Company’s only component of comprehensive loss was foreign currency translation adjustments.

	d)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

	e)	Inventory

Inventory is determined on a first-in, first-out basis and is stated at the lower of cost or market. Market is determined based on the net realizable value, with appropriate consideration given to obsolescence, excessive levels, deterioration and other factors. As at August 31, 2006, inventory consisted of diamonds held for sale.

Novori Inc.
Notes to the Consolidated Financial Statements
(A Development Stage Company)
(Expressed in US dollars)
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

	f)	Financial Instruments and Concentrations

The fair values of financial instruments, which include, cash, accounts receivable, accounts payable, accrued liabilities, due to related party, convertible note and promissory notes were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company’s operations are in Canada resulting in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk. Financial instruments that potentially subject the Company to credit risk consist principally of accounts receivable and cash. Cash is deposited with a high quality financial institution.

	g)	Foreign Currency Translation

The Company’s functional currency is the United States dollar. Foreign currency transactions are accounted for in accordance with SFAS No. 52 “Foreign Currency Translation” (“SFAS No. 52”). Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. The functional currency of the wholly owned subsidiary is the Canadian dollar. The financial statements of the subsidiary are translated to United States dollars in accordance with SFAS No. 52 using period-end rates of exchange for assets and liabilities, and average rates of exchange for the year for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

	h)	Property and Equipment

Property and equipment consists of computer hardware and is recorded at cost. Computer hardware is being amortized on the straight-line basis over the estimated life of three years.

	i)	Long-lived Assets

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

	j)	Basic and Diluted Net Income (Loss) per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share" (“SFAS 128”). SFAS 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if- converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. The Company has 200,000 potential common shares related to convertible notes payable. Refer to Note 7(a).

	k)	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 “Accounting for Income Taxes” as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

Novori Inc.
Notes to the Consolidated Financial Statements
(A Development Stage Company)
(Expressed in US dollars)
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

	l)	Revenue Recognition

The Company recognizes revenue from the online sale of diamonds and diamond jewellery products in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements.” The Company accounts for revenue as a principal using the guidance in EITF 99-19, “Reporting Revenue Gross as a Principal vs. Net as an Agent”. Revenue consists of the sale of diamonds and diamond jewellery products and is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the product is shipped, and collectibility is reasonably assured. The Company provides the customer with a 30 day right of return. The Company recognizes revenue at the time of sale in accordance with SFAS No. 48 “Revenue Recognition When Right of Return Exists”. Gross revenues and related cost of sales are reduced by the estimated amount of future returns based upon past historical experience. The Company sells to customers based on standard credit policies and regularly reviews accounts receivable for any bad debts. Allowances for doubtful accounts are based on an estimate of losses on customer receivable balances.

	m)	Advertising Costs

Advertising costs are charged to operations as incurred.

	n)	Shipping and Handling Costs

The Company pays for all shipping and handling costs within the United States, which is included in cost of sales. The Company currently does not ship outside of the United States.

	o)	Stock-based Compensation

Prior to March 1, 2006, the Company accounted for stock-based awards under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” using the intrinsic value method of accounting, under which compensation expense was only recognized if the exercise price of the Company’s employee stock options was less than the market price of the underlying common stock on the date of grant. Effective March 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R “Share Based Payments”, using the modified retrospective transition method. The Company did not have any unvested stock options or unvested share based payments as of March 1, 2006. Accordingly, there was no effect on the Company’s reported loss from operations, cash flows or loss per share as a result of adopting SFAS No. 123R.

	p)	Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Integration No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In February, 2006, the FASB issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments” and in March 2006, the FASB issued SFAS No. 156 “Accounting for Servicing of Financial Assets”, but they will not have any relationship to the operations of the Company. Therefore a description and its impact for each on the Company’s operations and financial position have not been disclosed.

Novori Inc.
Notes to the Consolidated Financial Statements
(A Development Stage Company)
(Expressed in US dollars)
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

	p)	Recent Accounting Pronouncements (continued)

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and SFAS No. 3”. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard did not have a material effect on the Company’s results of operations or financial position.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets – An Amendment of APB Opinion No. 29”. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard did not have a material effect on the Company’s results of operations or financial position.

	q)	Interim Financial Statements

The interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

3.	Prepaid Expenses

Prepaid expenses consist of $30,375 (May 31, 2006 - $60,750) of prepayments for the Company’s search engine optimization (see Note 8(a)) and $10,000 (May 31, 2006 - $10,000) for prepaid advertising fees.

4.	Property and Equipment

			August 31,	May 31,
			2006	2006
		Accumulated	Net Carrying	Net Carrying
	Cost	Amortization	Value	Value
	$	$	$	$

Computer hardware	627	355	272	324

5.	Accrued Liabilities

	August 31,	May 31,
	2006	2006
	$	$

Professional fees	12,789	7,447
Accrued interest	4,040	5,140
Supplier invoices and other	13,573	911

	30,402	13,498

Novori Inc.
Notes to the Consolidated Financial Statements
(A Development Stage Company)
(Expressed in US dollars)
(unaudited)

6.	Related Party Transactions

	a)	At August 31, 2006, the Company owes $10,000 (May 31, 2006 - $10,000) to a company controlled by two directors of the Company. This amount is non-interest bearing, unsecured and due on demand.

	b)	During the three-month period ended August 31, 2006 consulting fees of $21,000 (August 31, 2005 - $21,000) were recorded as donated services by the directors of the Company.

7.	Convertible Note/Promissory Notes

a)

On July 5, 2005, the Company received $80,000 and issued a convertible note maturing on July 5, 2007. Under the terms of the convertible note, interest is payable annually at 5% per annum, and convertible into common shares of the Company at $0.40 per common share.

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

	b)	On May 1, 2006, the Company received $10,000 and issued a promissory note. Under the terms of the promissory note, interest is accrued at 5% per annum, is unsecured, and due on July 5, 2007.

c)

On July 28, 2006, the Company received $30,000 and issued a promissory note. Under the terms of the promissory note, interest is accrued at 10% per annum and the principal and interest is due upon demand 90 days after advancement of funds.

8.	Commitments

a)

On May 26, 2005, the Company entered into an Internet Search Engine Optimization Agreement for the provision of services related to the search engine optimization of the Company’s website. The agreement is for a term of eighteen months commencing June 1, 2005. Under the agreement, the Company must pay $10,000 per month plus the issuance of 13,500 common shares per month. On May 24, 2006, the Company issued 252,000 shares of common stock with a fair value of $189,000 to satisfy their obligation to issue shares. The Company recorded $60,375 as advertising expense for the three-month period ended August 31, 2006 (year ended May 31, 2006 - $128,250). As at August 31, 2006, the Company recorded $30,375 as a prepaid expense.

b)

On May 10, 2006, the Company entered into a Transfer Agent Agreement for the provision of transfer agent services in exchange for a set up fee of $10,000 and a monthly maintenance fee to be determined. Under the terms of the agreement, the Company must pay $3,000 upon the signing of the agreement (paid) and $7,000 ninety days after the signing of the agreement. The $7,000 remains outstanding.

Item 2. Management’s Discussion and Analysis or Plan of Operation

We are a development stage corporation with limited operations. We have not generated any sustained revenues and have incurred significant operating losses from operations. We will need additional financing to sustain operations. Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months. We do not anticipate that we will generate significant revenues until we have completed our marketing plan and marketed our website sufficiently to generate customers. Accordingly, we must raise cash from sources other than operations. Our only other source for cash at this time is investments by others in our company. We must raise cash to implement our marketing plan.

Forward Looking Statements

This report on Form 10-QSB contains certain forward-looking statements All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operation; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing. Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements.

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

Since inception, we have issued:

  10,500,000 shares of common stock to our directors for $1,050 in 2004 and cancelled 750,000 shares in 2005;
  252,000 shares of common stock pursuant to a Search Engine Optimization Agreement, in consideration for 18 months of services; and
  2,876,625 shares to approximately 52 investors and one officer for gross proceeds of $116,640.

On July 18, 2006, we registered 3,123,625 shares of common stock for selling shareholders under a Registration Statement on Form SB-2.

Results of Operations for the three months ended August 31, 2006 compared to three months ended August 31, 2005

During three months ended August 31, 2006, we realized total revenue of $333,406 compared to $8,759 in revenue for the three months ended August 31, 2005 and we incurred a net loss for the three months ended August 31, 2006 of $92,214, compared to a net loss of $87,897 for the same period in 2005. The increase in revenues and resultant decrease in net loss for 2006 was as a result of increased sales during the three months ended August 31, 2006. The increased sales were mainly due to our marketing strategy for our website. We are planning a more aggressive strategy in marketing our website and products. Gross profit for the three months ended August 31, 2006 was $22,956 compared to $3,785 for the same period in 2005. From July 26, 2004 (date of inception) to August 31, 2006, we realized total revenue of $1,002,582 and gross profit of $96,989. From July 26, 2004 (date of inception) to August 31, 2006, we incurred a net loss of $532,544.

Our general and administrative costs for the three months ended August 31, 2006 were $77,426 compared to $65,630 for the three months ended August 31, 2005. From July 26, 2004 (date of inception) to August 31, 2006, our general and administrative costs were $414,389. These costs consisted primarily of personnel costs, office rent, and general office costs.

Our legal and accounting costs for the three months ended August 31, 2006 were $16,692, compared to $5,000 for the three months ended August 31, 2005. From July 26, 2004 (date of inception) to August 31, 2006, our legal and accounting costs were $76,245. This increase is due to additional legal services provided and an increased cost in accounting services.

Our premise leases were $670 per month or $2,009 for the three months ended August 31, 2006.

Our consulting fees for the three months ended August 31, 2006 were $21,000 for our directors’ services(which were donated) and the same as the three months ended August 31, 2005. From July 26, 2004 (date of inception) to August 31, 2006, our consulting fees were $138,544.

We anticipate that we will incur increased sales and marketing costs, including hiring marketing consultants, broker fees and tradeshow attendance fees, as we implement our business growth strategies.

Liquidity and Capital Resources for the three months ended August 31, 2006, compared to August 31, 2005

We believe that our sales will not provide sufficient capital resources to sustain our operations and fund product development throughout the fiscal year ended May 31, 2007. Management has been able to finance the operations through a series of equity and debt financings. While we have received a “going concern” opinion from our auditors, management plans to continue to seek other sources of financing on favorable terms; however, there are no assurances that any such financing can be obtained on favorable terms, if at all. Management believes it has implemented significant cost reductions and expects to keep our operating costs to a minimum until cash is available through financing or operating activities. There is no assurance that we will be successful in achieving these goals. We continually evaluate opportunities to sell additional equity or debt securities, or obtain credit facilities from lenders to strengthen our financial position. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders.

We have financed our operations partly through revenues from operations and promissory notes, and partly through the issuance of equity shares and a convertible note. We have not been able to reach the break-even point for the last two fiscal years and have had to rely on us for capital resources. We believe that increased sales from our product will add new capital resources over the coming year, but may not be sufficient to sustain operations and fund new product launches throughout the fiscal year ended May 31, 2007.

During the three months ended August 31, 2006, our current assets decreased $57,588 from $130,459 on May 31, 2006 to $72,871 on August 31, 2006. Our inventory decreased $14,197 from $28,417 on May 31, 2006 to $14,220 on August 31, 2006 and our cash decreased $10,937 from $29,213 on May 31, 2006 to $18,276 on August 31, 2006. Prepaid expenses of 40,375 as at August 31, 2006 consisted of $30,375 of prepayments on our search engine optimization and $10,000 for prepaid advertising fees.

Non-current assets for the three months ended August 31, 2006 were $272, compared to non-current assets of $324 on May 31, 2006.

Total liabilities increased 13,658 from $189,254 on May 31, 2006 to $202,912 on August 31, 2006. This amount on August 31, 2006 includes $122,912 in current liabilities and$80,000 in a convertible note. Total current liabilities include $40,000 in promissory notes, $10,000 due to related party, $29,089 in accounts payable, $30,402 in accrued liabilities and $13,421 in deferred revenue. We are planning a more aggressive strategy in marketing our website and products to improve our financial position.

As of August 31, 2006, our total current assets were $72,871 and our total current liabilities were $122,912. As of August 31, 2006 we had a working capital deficit of $50,041. This compares to May 31, 2006, at which time we had $130,459 in total current assets and $99,254 in total current liabilities, and a working capital surplus of $31,205.

As of August 31, 2006, we owe $10,000 to a company controlled by two directors. This amount is non interest bearing, unsecured and due on demand. We expect to incur substantial losses over the next two years.

Limited Operating History; Need for Additional Capital

There is limited historical financial information about us upon which to base an evaluation of our performance. We are in the development stage of our operations. We have not generated any sustained revenues and have incurred significant operating losses from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

To become profitable and competitive, we have to sell diamonds and diamond jewelry. We are currently using search engine optimization marketing techniques. We anticipate that in the future we will purchase printed ads to enhance our marketing effort. We are seeking equity financing to provide for the capital required to market our products.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Known Material Trends and Uncertainties

As of August 31, 2006, we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

We believe that the above discussion contains a number of forward-looking statements. Our actual results and our actual plan of operations may differ materially from what is stated above. Factors which may cause our actual results or our actual plan of operations to vary include, among other things, decision of the Board of Directors not to pursue a specific course of action based on a re-assessment of the facts or new facts, or changes in general economic conditions.

Legal Proceedings

No officer, director, or persons nominated for these positions, and no promoter or significant employee of our corporation has been involved in legal proceedings that would be material to an evaluation of our management.

We are not aware of any pending or threatened legal proceedings which involve us.

Related Party Transactions

We have not entered into any transactions with our officers, directors, persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded $60,000.

Item 3. Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of August 31, 2006. Based on this evaluation, our Chief Financial Officer and Chief Executive Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in the reports it files, within the time periods specified in the SEC’s rules and forms. Such evaluation did not identify any change in our internal control over financial reporting that occurred during the quarter ended August 31, 2006 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

The term "internal control over financial reporting" is defined as a process designed by, or under the supervision of, the registrant's principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

(2)

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

(3)

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant's assets that could have a material effect on the financial statements.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party against us. None of our directors, officers or affiliates are (i) a party adverse to us in any legal proceedings, or (ii) have an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings that have been threatened against us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During this quarter we did not sell any unregistered securities. On July 18, 2006, we registered 3,123,625 shares of common stock held by selling shareholders under a Registration Statement on Form SB-2. We will not receive any proceeds from the sale of the common stock by the selling shareholders.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Novori Inc.
(Registrant)

/s/ Harold Schaffrick
Date: October 23, 2006	Harold Schaffrick
President, Chief Executive Officer
Director

/s/ Mark Neild
Date: October 23, 2006	Mark Neild
Director, Chief Financial
Officer, Principal Accounting Officer