Form 10QSB
period 2006-11-30
Novori Inc.
filed 2007-01-16
CIK 1343257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT
For the transition period from _________ to _________

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of January 3, 2007, the registrant’s outstanding common stock consisted of 12,878,625 shares.

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

Item 1. Financial Statements.

Novori Inc.
(A Development Stage Company)
(unaudited)
November 30, 2006

Novori Inc.
Consolidated Balance Sheets
(A Development Stage Company)
(Expressed in US dollars)
(unaudited)

	November 30,	May 31,
	2006	2006
	$	$
ASSETS
Current Assets
Cash	28,356	29,213
Accounts receivable	–	2,079
Inventory	29,111	28,417
Prepaid expenses (Note 3)	10,634	70,750
Total Current Assets	68,101	130,459
Property and Equipment (Note 4)	219	324
Total Assets	68,320	130,783

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	80,272	38,447
Accrued liabilities (Note 5)	13,035	13,498
Due to related party (Note 6(a))	10,000	10,000
Deferred revenue	28,781	37,309
Convertible Note (Note 7(a))	80,000	–
Promissory notes (Note 7(b) and (c))	40,000	–
Total Current Liabilities	252,088	99,254
Convertible Note (Note 7(a))	–	80,000
Promissory Note (Note 7(b))	–	10,000
Total Liabilities	252,088	189,254
Contingencies and Commitments (Notes 1 and 8)

Stockholders’ Deficit
Preferred Stock, 20,000,000 shares authorized, with a par value of $0.0001;
None issued and outstanding	–	–
Common Stock, 100,000,000 shares authorized, with a par value of $0.0001;
12,878,625 shares issued and outstanding	1,288	1,288
Additional Paid-in Capital	415,592	415,592
Donated Capital	139,736	97,736
Accumulated Other Comprehensive Loss	(2,758)	(2,662)
Deficit Accumulated During the Development Stage	(737,626)	(570,425)
Total Stockholders’ Deficit	(183,768)	(58,471)
Total Liabilities and Stockholders’ Deficit	68,320	130,783

(The accompanying notes are an integral part of the consolidated financial statements)

Novori Inc.
Consolidated Statements of Operations
(A Development Stage Company)
(Expressed in US dollars)
(unaudited)

	Accumulated from	For the	For the	For the	For the
	July 26, 2004	Three Months	Three Months	Six Months	Six Months
	(Date of Inception)	Ended	Ended	Ended	Ended
	to August 31,	November 30,	November 30,	November 30,	November 30,
	2006	2006	2005	2006	2005
	$	$	$	$	$
Net revenue	1,290,309	287,727	18,008	621,133	26,767
Cost of sales	1,150,533	244,940	19,789	555,390	24,763
Gross Profit	139,776	42,787	(1,781)	65,743	2,004
Expenses
Amortization	408	53	53	105	105
Consulting fees (Note 6(b))	159,544	21,000	21,000	42,000	42,000
General and administrative	484,183	69,794	69,598	147,220	135,228
Professional fees	103,172	26,927	6,038	43,619	11,038
Total Expenses	747,307	117,774	96,689	232,944	188,371
Net Loss	(607,531)	(74,987)	(98,470)	(167,201)	(186,367)
Other Comprehensive Loss
Foreign currency translation adjustment	(2,758)	(12)	195	(96)	(18)
Comprehensive Loss	(610,289)	(75,999)	(98,275)	(167,297)	(186,385)
Net Loss Per Share – Basic and Diluted		(0.01)	(0.01)	(0.01)	(0.01)
Weighted Average Shares Outstanding		12,879,000	12,623,000	12,879,000	12,623,000

(The accompanying notes are an integral part of the consolidated financial statements)

Novori Inc.
Consolidated Statements of Cash Flows
(A Development Stage Company)
(Expressed in US dollars)
(unaudited)

		For the
	For the	Six Months
	Six Months Ended	Ended
	November 30,	November 30,
	2006	2005
	$	$
Operating Activities

Net loss for the period	(167,201)	(186,367)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	105	105
Donated services and rent	42,000	45,817

Changes in operating assets and liabilities:
Accounts receivable	2,079	(6,128)
Inventory	(694)	(20,534)
Prepaid expenses	60,116	(10,000)
Accounts payable and accrued liabilities	41,362	73,656
Due to related party	–	8,047
Deferred revenue	(8,528)	24,281

Net Cash Used In Operating Activities	(30,761)	(71,123)

Financing Activities

Proceeds from issuance of convertible note	–	60,000
Proceeds from issuance of promissory note	30,000	–

Net Cash Flows Provided By Financing Activities	30,000	60,000

Effect of Exchange Rate Changes on Cash	(96)	125

Decrease in Cash	(857)	(10,998)

Cash - Beginning of Period	29,213	22,094

Cash - End of Period	28,356	11,096

Supplemental Disclosures:

Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of the consolidated financial statements)

Novori Inc
(A Development Stage Company)
Notes to Financial Statements

1.	Nature of Operations and Continuance of Business

The Company was incorporated in the State of Delaware, USA on July 26, 2004. Effective July 28, 2004, the Company incorporated a wholly owned subsidiary, Novori Marketing Inc., “in the Province of British Columbia, Canada. The Company’s principal business is the purchase and sale of diamonds over the Internet.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business while the Company has generated significant revenue since inception, it has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern and the ability of the Company to emerge from the development stage is dependent upon the ability of the Company to obtain necessary equity financing to continue operations, to generate significant revenues and the attainment of profitable operations. As at November 30, 2006, the Company has a working capital deficit of $183,987 and has accumulated losses of $737,626 since inception. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

2.	Summary of Significant Accounting Policies

a)	Basis of Presentation and Fiscal Year

These financials statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company has not produced significant revenue from its principal business and is a development stage company as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises”. These consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Novori Marketing Inc. All intercompany transactions and balances have been eliminated. The Company’s fiscal year-end is May 31.

b)	Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

c)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive income (loss) and its components in the consolidated financial statements. As at November 30, 2006, and 2005, the Company’s only component of comprehensive loss was foreign currency translation adjustments.

d)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

e)	Inventory

Inventory is determined on a first-in, first-out basis and is stated at the lower of cost or market. Market is determined based on the net realizable value, with appropriate consideration given to obsolescence, excessive levels, deterioration and other factors. As at November 30, 2006, inventory consisted of diamonds held for sale.

Novori Inc
(A Development Stage Company)
Notes to Financial Statements

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

The Company’s functional currency is the United States dollar. Foreign currency transactions are accounted for in accordance with SFAS No. 52 “Foreign Currency Translation” (“SFAS No. 52”). Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. The functional currency of the wholly owned subsidiary is the Canadian dollar. The consolidated financial statements of the subsidiary are translated to United States dollars in accordance with SFAS No. 52 using period-end rates of exchange for assets and liabilities, and average rates of exchange for the year for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 “Accounting for Income Taxes” as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these consolidated financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

Novori Inc
(A Development Stage Company)
Notes to Financial Statements

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

The Company pays for all shipping and handling costs within and outside of the United States, which is included in cost of sales. The Company currently ships to countries outside of the United States.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

Novori Inc
(A Development Stage Company)
Notes to Financial Statements

2.	Summary of Significant Accounting Policies (continued)

p)	Recent Accounting Pronouncements (continued)

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the consolidated financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

q)	Interim Consolidated Financial Statements

The interim unaudited consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

3.	Prepaid Expenses

Prepaid expenses consist of $10,000 for prepaid advertising fees and $633 of prepaid rent.

4.	Property and Equipment

			November 30,	May 31,
			2006	2006
		Accumulated	Net Carrying	Net Carrying
	Cost	Amortization	Value	Value
	$	$	$	$

Computer hardware	627	408	219	324

Novori Inc
(A Development Stage Company)
Notes to Financial Statements

5.	Accrued Liabilities

	November 30,	May 31,
	2006	2006
	$	$

Professional fees	1,791	7,447
Accrued interest	5,910	5,140
Other	5,334	911

	13,035	13,498

6.	Related Party Transactions

a)	At November 30, 2006, the Company owes $10,000 to a company controlled by two directors of the Company. This amount is non-interest bearing, unsecured and due on demand.

b)	During the six-month period ended November 30, 2006 consulting fees of $42,000 (November 30, 2005 - $42,000) were recorded as donated services by the directors of the Company.

7.	Convertible Note/Promissory Notes

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

c)

On July 28, 2006, the Company received $30,000 and issued a promissory note. Under the terms of the promissory note, interest is accrued at 10% per annum and the principal and interest is due upon demand 90 days after advancement of funds. As at November 30, 2006, the amount has not been repaid.

8.	Commitments

a)

On May 26, 2005, the Company entered into an Internet Search Engine Optimization Agreement (the “Agreement”) for the provision of services related to the search engine optimization of the Company’s website. The agreement is for a term of eighteen months commencing June 1, 2005. Under the terms of the Agreement, the Company must pay $10,000 per month plus the issuance of 13,500 common shares per month. On May 24, 2006, the Company issued 252,000 shares of common stock with a fair value of $189,000 to satisfy their obligation to issue shares. The Company recorded $90,750 as advertising expense for the six- month period ended November 30, 2006.

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

Item 2. Management’s Discussion and Analysis or Plan of Operation

We are a development stage corporation. Although we have generated revenues we have incurred significant operating losses from operations. We will need additional financing to sustain operations. Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an ongoing business for the next twelve months. We anticipate that we will continue to sustain losses for the next 12 months. Accordingly, we must raise cash from sources other than operations. Our only other source for cash at this time is investments by others in our company.

Forward Looking Statements

This report on Form 10-QSB contains certain forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operation; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing. Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements.

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

To achieve our objectives, we must be able to maintain the quality of our website, selection of our products and a high level of customer support available through telephone and email. Longer term, we aim to develop a strong base of diamond and jewelry suppliers to allow us to expand the product line and knowledge base content on our website. If we are successful in continuing to increase our sales volume, we must also build the infrastructure to accommodate increased order fulfillment.

In order to improve our liquidity, in the fall of 2006 we began negotiations to acquire additional equity financing through discussions with investment bankers and private investors. We are currently in final negotiations regarding a convertible note and a standby equity distribution agreement. If we are unable to raise equity or obtain alternative financing, we may not be able to continue operations with respect to the continued operation of our website.

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

On July 18, 2006, we registered 3,123,625 shares of common stock for selling shareholders under a Registration Statement on Form SB-2. On November 13, 2006, the common stock of the Company became eligible for trading on the NASDAQ-operated Over-the-Counter Bulletin Board (“OTCBB”). The shares of the Company trade under the ticker symbol “NOVO.OB”.

Results of Operations for the three months ended November 30, 2006 compared to three months ended November 30, 2005

During three months ended November 30, 2006, we realized total revenue of $287,727 compared to $18,008 in revenue for the three months ended November 30, 2005 and we incurred a net loss for the three months ended November 30, 2006 of $74,987, compared to a net loss of $98,470 for the same period in 2005. The increase in revenues and resultant decrease in net loss for 2006 was as a result of increased sales during the three months ended November 30, 2006. The increased sales were mainly due to our marketing strategy for our website. We are planning a more aggressive strategy in marketing our website and products. Gross profit for the three months ended November 30, 2006 was $42,787 compared to a gross loss of $1,781 for the same period in 2005. From July 26, 2004 (date of inception) to August 31, 2006, we realized total revenue of $1,290,309 and gross profit of $139,776. From July 26, 2004 (date of inception) to August 31, 2006, we incurred a net loss of $607,531.

Our general and administrative costs for the three months ended November 30, 2006 were $69,794 compared to $69,598 for the three months ended November 30, 2005. From July 26, 2004 (date of inception) to November 30, 2006, our general and administrative costs were $484,183. These costs consisted primarily of personnel costs, office rent, and general office costs.

Our professional fees for the three months ended November 30, 2006 were $26,927, compared to $6,038 for the three months ended November 30, 2005. From July 26, 2004 (date of inception) to November 30, 2006, our professional fees were $103,172. This increase is due to additional legal services provided and an increased cost in accounting services.

Our consulting fees for the three months ended November 30, 2006 were $21,000 for our directors’ services (which were donated) and the same as the three months ended

November 30, 2005. From July 26, 2004 (date of inception) to November 30, 2006, our consulting fees were $159,544.

We anticipate that we will incur increased sales and marketing costs, including hiring marketing consultants, broker fees and tradeshow attendance fees, as we implement our business growth strategies.

Liquidity and Capital Resources for the three months ended November 30, 2006, compared to November 30, 2005

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

During the three months ended November 30, 2006, our total assets decreased $62,463 from $130,459 on May 31, 2006 to $68,320 on November 30, 2006. Our inventory increased $694 from $28,417 on May 31, 2006 to $29,111 on November 30, 2006 and our cash decreased $857 from $29,213 on May 31, 2006 to $28,356 on November 30, 2006. Prepaid expenses of 10,633 as at November 30, 2006 consisted of $10,000 for prepaid advertising and $633 of prepaid rent.

Total liabilities increased $62,834 from $189,254 on August 31, 2006 to $252,088 on November 30, 2006. We are planning a more aggressive strategy in marketing our website and products to improve our financial position.

As of November 30, 2006, our total current assets were $68,320 and our total current liabilities were $252,088. As of November 30, 2006 we had a working capital deficit of $183,768. This compares to May 31, 2006, at which time we had $130,459 in total current assets and $99,254 in total current liabilities, and a working capital surplus of $31,205.

As of November 30, 2006, we owe $10,000 to a company controlled by two directors. This amount is non interest bearing, unsecured and due on demand. We expect to incur substantial losses over the next two years.

Limited Operating History; Need for Additional Capital

There is limited historical financial information about us upon which to base an evaluation of our performance. We are in the development stage of our operations. We have incurred significant operating losses from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

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

Known Material Trends and Uncertainties

As of November 30, 2006, we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Item 3. Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of November 30, 2006. Based on this evaluation, our Chief Financial Officer and Chief Executive Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in the reports it files, within the time periods specified in the SEC’s rules and forms. Such evaluation did not identify any change in our internal control over financial reporting that occurred during the quarter ended August 31, 2006 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During this quarter we did not sell any securities. On July 18, 2006, we registered 3,123,625 shares of common stock held by selling shareholders under a Registration Statement on Form SB-2. We did not receive any proceeds from the sale of the common stock by the selling shareholders.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Novori Inc.
(Registrant)

/s/ Harold Schaffrick
Date: January 16, 2007	Harold Schaffrick
President, Chief Executive Officer
Director

/s/ Mark Neild
Date: January 16, 2007	Mark Neild
Director, Chief Financial
Officer, Principal Accounting Officer