Form 10QSB
period 2007-02-28
Novori Inc.
filed 2007-04-17
CIK 1343257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of April 16, 2007, the registrant’s outstanding common stock consisted of 51,514,500 shares.

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

Item 1. Financial Statements.

Novori Inc.
(A Development Stage Company)
(unaudited)

February 28, 2007

Novori Inc.
Consolidated Balance Sheets
(A Development Stage Company)
(Expressed in US dollars)
(unaudited)

	February 28,	May 31,
	2007	2006
	$	$
ASSETS
Current Assets
Cash	28,808	29,213
Accounts receivable	–	2,079
Due from related party (Note 5(a))	2,584	–
Inventory	41,276	28,417
Prepaid expenses	–	70,750
Total Current Assets	72,668	130,459
Property and Equipment (Note 3)	167	324
Total Assets	72,835	130,783

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	75,068	38,447
Accrued liabilities (Note 4)	16,350	13,498
Due to related party (Note 5(b))	10,000	10,000
Deferred revenue	46,193	37,309
Convertible note (Note 6(a))	80,000	–
Promissory notes (Notes 7(a) and (b))	40,000	–
Total Current Liabilities	267,611	99,254
Convertible Note, less discount of $70,000 and $nil, respectively (Note 6(b))	30,000	80,000
Promissory Notes (Notes 7(c) and (d))	10,000	10,000
Total Liabilities	307,611	189,254
Contingencies and Commitments (Notes 1 and 9)

Stockholders’ Deficit
Preferred Stock, 20,000,000 shares authorized, with a par value of $0.0001;
None issued and outstanding	–	–
Common Stock, 100,000,000 shares authorized, with a par value of $0.0001;
51,514,500 shares issued and outstanding	5,151	5,151
Additional Paid-in Capital	468,872	411,729
Donated Capital (Note 5(c))	139,736	97,736
Accumulated Other Comprehensive Loss	(3,433)	(2,662)
Deficit Accumulated During the Development Stage	(845,102)	(570,425)
Total Stockholders’ Deficit	(234,776)	(58,471)
Total Liabilities and Stockholders’ Deficit	72,835	130,783

(The accompanying notes are an integral part of the consolidated financial statements)

Novori Inc.
Consolidated Statements of Operations
(A Development Stage Company)
(Expressed in US dollars)
(unaudited)

	Accumulated from	For the	For the	For the	For the
	July 26, 2004	Three Months	Three Months	Nine Months	Nine Months
	(Date of Inception)	Ended	Ended	Ended	Ended
	to February 28,	February 28,	February 28,	February 28,	February 28,
	2007	2007	2006	2007	2006
	$	$	$	$	$
Revenue	1,664,659	374,350	244,140	995,483	270,907

Cost of sales	1,484,457	333,924	216,062	889,314	240,825
Gross Profit	180,202	40,426	28,078	106,169	30,082

Expenses
Amortization	460	52	52	157	157
Consulting fees (Note 5(c))	207,767	48,223	21,000	90,223	63,000
General and administrative	566,240	82,057	85,397	229,277	220,625
Professional fees	135,747	32,575	(1,611)	76,194	9,427
Total Operating Expenses	910,214	162,907	104,838	395,851	293,209
Operating Loss	(730,012)	(122,481)	(76,760)	(289,682)	(263,127)
Other Income (Expense)
Gain on change in fair value of
conversion feature	15,005	15,005	–	15,005	–
Net Loss	(715,007)	(107,476)	(76,760)	(274,677)	(263,127)
Other Comprehensive Loss
Foreign currency translation adjustment	(3,433)	(675)	(534)	(771)	(552)
Comprehensive Loss	(718,440)	(108,151)	(77,294)	(275,448)	(263,679)

Net Loss Per Share – Basic and Diluted		–	–	(0.01)	(0.01)

Weighted Average Shares Outstanding		51,514,500	50,490,500	51,514,500	50,490,500

(The accompanying notes are an integral part of the consolidated financial statements)

Novori Inc.
Consolidated Statements of Cash Flows
(A Development Stage Company)
(Expressed in US dollars)
(unaudited)

	For the	For the
	Nine Months	Nine Months
	Ended	Ended
	February 28,	February 28,
	2007	2006
	$	$
Operating Activities

Net loss for the period	(274,677)	(263,127)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on convertible notes	2,148	–
Amortization	157	157
Donated services and rent	42,000	68,741
Gain on change in fair value of conversion feature	(15,005)	–

Changes in operating assets and liabilities:
Accounts receivable	2,079	138
Inventory	(12,859)	(15,279)
Prepaid expenses	70,750	(10,000)
Accounts payable and accrued liabilities	39,473	112,419
Due to related party	(2,584)	8,058
Deferred revenue	8,884	9,293

Net Cash Used In Operating Activities	(139,634)	(89,627)

Financing Activities

Proceeds from issuance of convertible note	100,000	80,000
Proceeds from issuance of promissory notes	40,000	–

Net Cash Flows Provided By Financing Activities	140,000	80,000

Effect of Exchange Rate Changes on Cash	(771)	(150)

Decrease in Cash	(405)	(9,777)

Cash - Beginning of Period	29,213	22,094

Cash - End of Period	28,808	12,317

Supplemental Disclosures:

Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of the consolidated financial statements)

Novori Inc.
Notes to the Consolidated Financial Statements
February 28, 2007
(Expressed in U.S. dollars)
(unaudited)

1.	Nature of Operations and Continuance of Business

Novori Inc, (the “Company”) was incorporated in the State of Delaware, USA on July 26, 2004. Effective July 28, 2004, the Company incorporated a wholly owned subsidiary, Novori Marketing Inc., in the Province of British Columbia, Canada. The Company’s principal business is the purchase and sale of diamonds over the Internet.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. While the Company has generated significant revenue since inception, it has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern and the ability of the Company to emerge from the development stage is dependent upon the ability of the Company to obtain necessary equity financing to continue operations, to generate significant revenues and the attainment of profitable operations. As at February 28, 2007, the Company has a working capital deficit of $194,943 and has accumulated losses of $845,102 since inception. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

2.	Summary of Significant Accounting Policies

	a)	Basis of Presentation and Fiscal Year

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company has not produced significant revenue from its principal business and is a development stage company as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises”. These consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Novori Marketing Inc. All intercompany transactions and balances have been eliminated. The Company’s fiscal year-end is May 31.

	b)	Interim Consolidated Financial Statements

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

	c)	Use of Estimates

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to allowances for doubtful accounts, sales returns and allowances, inventory reserves, deferred income tax asset valuations, and loss contingencies. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

	d)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive income (loss) and its components in the consolidated financial statements. As at February 28, 2007, and 2006, the Company’s only component of comprehensive loss was foreign currency translation adjustments.

	e)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Novori Inc.
Notes to the Consolidated Financial Statements
February 28, 2007
(Expressed in U.S. dollars)
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

	f)	Inventory

Inventory is determined on a first-in, first-out basis and is stated at the lower of cost or market. Market is determined based on the net realizable value, with appropriate consideration given to obsolescence, excessive levels, deterioration and other factors. As at February 28, 2007, inventory consisted of diamonds held for sale.

	g)	Financial Instruments and Concentrations

The fair values of financial instruments, which include, cash, accounts receivable, accounts payable, accrued liabilities, amounts due from and to related parties, convertible notes, and promissory notes were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company’s operations are in Canada resulting in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk. Financial instruments that potentially subject the Company to credit risk consist principally of accounts receivable and cash. Cash is deposited with a high quality financial institution.

	h)	Foreign Currency Translation

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

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.

Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

Novori Inc.
Notes to the Consolidated Financial Statements
February 28, 2007
(Expressed in U.S. dollars)
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

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

	p)	Stock-based Compensation

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

Novori Inc.
Notes to the Consolidated Financial Statements
February 28, 2007
(Expressed in U.S. dollars)
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

	q)	Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No.108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative an qualitative factors. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial statements.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No.157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

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

Novori Inc.
Notes to the Consolidated Financial Statements
February 28, 2007
(Expressed in U.S. dollars)
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

	q)	Recent Accounting Pronouncements (continued)

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

3.	Property and Equipment

			February 28,	May 31,
			2007	2006
		Accumulated	Net Carrying	Net Carrying
	Cost	Amortization	Value	Value
	$	$	$	$

Computer hardware	627	460	167	324

4.	Accrued Liabilities

	February 28,	May 31,
	2007	2006
	$	$

Professional fees	1,181	7,447
Accrued interest	8,085	5,140
Allowance for sales returns	7,084	911

	16,350	13,498

5.	Related Party Transactions

	a)	At February 28, 2007, the Company is owed $2,584 (CDN$3,000) from an officer of the Company. This amount is non-interest bearing, unsecured and due on demand.

	b)	At February 28, 2007, the Company owes $10,000 to a company controlled by two directors of the Company. This amount is non-interest bearing, unsecured and due on demand.

c)

During the nine-month period ended February 28, 2007 consulting fees of $42,000 (February 28, 2006 - $63,000) were recorded as donated services by the directors of the Company. During the three-month period ended February 28, 2007, the directors received $48,223 (CDN$56,200) as compensation for consulting services and the Company ceased to record donated services.

Novori Inc.
Notes to the Consolidated Financial Statements
February 28, 2007
(Expressed in U.S. dollars)
(unaudited)

6.	Convertible Note

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

On April 4, 2007, the convertible note was amended to modify the conversion price. See Note 10(b).

b)

On January 23, 2007, the Company issued a $100,000 convertible note (the “Note”) maturing on February 1, 2009. Under the terms of the convertible note, interest is payable annually at 5% per annum, and is convertible into common shares of the Company at lesser of $0.50 per share or a 25% discount to the five day volume weighted average stock price of the Company’s common stock as of the date of conversion.

In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, the Company determined that the conversion feature of the secured convertible loans met the criteria of an embedded derivative and therefore the conversion feature of the debt needed to be bifurcated and accounted for as a derivative. The debt does not meet the definition of “conventional convertible debt” because the number of shares which may be issued upon the conversion of the debt is not fixed. Therefore, the conversion feature fails to qualify for equity classification under EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, and must be accounted for as a derivative liability. The Company calculated the fair value of the conversion feature and recognized a discount of $57,143, being the difference between the face value and the fair value of the conversion feature.

Pursuant to EITF 00-19 the Company will adjust the carrying value of the conversion feature to its fair value at each reporting date. To February 28, 2007, the Company accreted interest expense of $2,148 and on February 28, 2007, recognized a gain on the change in the fair value of the conversion feature of $15,005 decreasing the carrying value of the Note to $30,000. The Company will record further interest expense over the term of the Note of $70,000 resulting from the fair value of the conversion feature at February 28, 2007. The carrying value of the convertible debentures will be accreted to the face value of $100,000 to maturity.

On March 28, 2007, the convertible note was amended to modify the conversion price. See Note 10(a).

7.	Promissory Notes

	a)	On May 1, 2006, the Company received $10,000 and issued a promissory note. Under the terms of the promissory note, interest is accrued at 5% per annum, is unsecured, and due on July 5, 2007.

b)

On July 28, 2006, the Company received $30,000 and issued a promissory note. Under the terms of the promissory note, interest is accrued at 10% per annum and the principal and interest is due upon demand 90 days after advancement of funds. As at February 28, 2007, the amount has not been repaid.

	c)	On December 20, 2006, the Company received $7,000 and issued a promissory note. Under the terms of the promissory note, accrues interest at 5% per annum, is unsecured, and due on May 24, 2008.

	d)	On December 20, 2006, the Company received $3,000 and issued a promissory note. Under the terms of the promissory note, accrues interest at 5% per annum, is unsecured, and due on December 19, 2009.

8.	Common Stock

On February 9, 2007, the Company completed a 2:1 forward stock split of the Company’s stock by way of a dividend of one share for each share of common stock outstanding and on March 29, 2007, the Company completed a 2:1 forward stock split of the Company’s stock by way of a dividend of two shares for each share of common stock outstanding. As a result, the issued and outstanding share capital increased from 12,878,625 shares of common stock to 51,514,500 shares of common stock. All share amounts have been retroactively adjusted for all periods presented.

Novori Inc.
Notes to the Consolidated Financial Statements
February 28, 2007
(Expressed in U.S. dollars)
(unaudited)

9.	Commitments

a)

On May 26, 2005, the Company entered into an Internet Search Engine Optimization Agreement (the “Agreement”) for the provision of services related to the search engine optimization of the Company’s website. The agreement is for a term of eighteen months commencing June 1, 2005. Under the terms of the Agreement, the Company must pay $10,000 per month plus the issuance of 13,500 common shares per month. On May 24, 2006, the Company issued 252,000 shares of common stock with a fair value of $189,000 to satisfy their obligation to issue shares. The Company recorded $90,750 as advertising expense for the six-month period ended February 28, 2007.

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

c)

On January 24, 2007, the Company entered into a standby equity distribution agreement with an investor, whereby the Company has the option to issue and sell to the investor the Company’s common stock up to an aggregate amount of $1,260,000 over a term of 24 months.

The number of shares of common stock of the Company that the investor shall receive for each advance shall be determined by dividing the amount of the advance by the purchase price which shall be 60% of the volume weighted average stock price during the five consecutive trading days after the date that the notice requesting an advance was made. The maximum amount for each advance shall be $45,000 for the first 12 months of the commitment period, and $60,000 thereafter. There must be a minimum of 28 days between each advance of funds and the corresponding delivery of free trading shares.

The Company has agreed to file a Registration Statement with the United States Securities and Exchange Commission with respect to the resale of all of the common stock underlying the distribution agreement. The Registration Statement must be effective before the Company is allowed to send a notice to the investor requesting an advance of a portion of the commitment amount of $1,260,000. After twelve months from the date the Registration Statement is declared effective, the distribution agreement may be terminated at any time by either party, upon thirty days written notice to the other party.

The agreement will also terminate permanently in the event that (a) any stop order or suspension of the effectiveness of the registration statement for 50 days; (b) the Company fails materially to comply any of its covenants under the distribution agreement.

d)

On January 24, 2007, the Company entered into a consulting agreement with the same investor as noted in Note 9(c) to provide consulting services for a period of 24 months. The Company is obligated to pay $15,000 of consulting fees for any month when an advance of funds is requested by the Company and made by the investor, pursuant to the distribution agreement entered between the parties on January 24, 2007. See Note 9(c).

10.	Subsequent Events

a)

On March 28, 2007, the Company modified the terms of the $100,000 convertible note to reduce the conversion price from the lesser of $0.50 per share or a 25% discount to the five day volume weighted average stock price of the Company’s common stock as of the date of conversion to the lesser of $0.25 per share or a 25% discount to the five days volume weighted average stock price of the Company’s common stock as of the date of conversion. See Note 6(b).

	b)	On April 4, 2007, the Company modified the terms of the $80,000 convertible note to reduce the conversion price from $0.40 per share to $0.20 per share. See Note 6(a).

Item 2. Management’s Discussion and Analysis or Plan of Operation

We are a development stage company. Although we have generated revenues, we have incurred significant operating losses from operations. We will need additional financing to sustain operations. Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months. We anticipate that we will continue to incur losses for the next 24 months. Accordingly, we must raise cash from sources other than operations. Our only other source for cash at this time is investments by others in our company.

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

Overview

We were incorporated on July 26, 2004 under the laws of the State of Delaware. Our principal offices and studio are located at Suite 204B, 9648 – 128th Street, Surrey, British Columbia, Canada, V3T 2X9, and our telephone number is (877) 877 4141. Our fiscal year end is May 31. We have one subsidiary, Novori Marketing Inc. Our website, www.novori.com, was launched in February 2005.

We are in the business of selling loose diamonds and fine jewelry to customers via the Internet. We provides our customers with a safe online shopping experience that provides extensive product and purchasing information along with a no risk purchase, in that customers can return products within 30 days for an exchange or refund. Through our jewelers we have the ability to custom make any piece of jewelry. Our website showcases thousands of loose diamonds and hundreds of pieces of handcrafted jewelry.

Since our inception on July 26, 2004, we have been developing our business plan by finding product suppliers and developing a website. As a retailer of diamonds and jewelry, we identified our suppliers early on. Since 2004 several other diamond suppliers have worked with us to supply our product. We have relationships with four jewelers in Los Angeles which allow us to produce custom designs as well as a main line of standard products. Our jewelers are capable of computer aided ring design, casting, hand crafting, polishing and diamond setting. They are able to provide us with custom products. Currently we work with approximately 75 diamond suppliers and 4 jewelers.

To achieve our objectives, we must be able to maintain the quality of our website, selection of our products and a high level of customer support available through telephone and email. In a long term, we must develop a strong base of jewelry suppliers and jewelers to allow us to expand the product line and knowledge base content on our website. We must also build the infrastructure to accommodate order fulfillment if we are successful in increasing our sales volume. Because our business is web based and the majority of our customer interface is electronic, we anticipate a slow growth plan for the organization.

We anticipate that we will continue to incur losses for the next 24 months. Accordingly, we must raise cash from sources other than operations. Our only other source for cash at this time is investments by others in our company. To finance our operation, we completed our first round of financing in December 2004. A second round of financing was completed in March 2005. We entered into four promissory notes and two convertible promissory notes and received loans of $230,000 as of April 11, 2007. Also, we entered into a standby equity distribution agreement with 0775270 BC Ltd., which allows us to receive up to $1,260,000 in exchange for the sale of our common stock.

Over the next twelve months (beginning May 2007) we plan to spend approximately $1,900,000 on our operations and business development. We generated revenues of $1,664,659 since July 24, 2004 (date of inception) to February 28, 2007, but we have incurred a loss of $715,144 since our inception to February 28, 2007. We rely upon sales of our products, the sale of our securities and loans to fund our operations. We will be dependent on additional financing (approximately $1,320,000) in order to maintain our operations and carry out our business plan for the next 12 months beginning March 1, 2007. We anticipate that we will require additional financing by sales of products or through private placements and loans. We currently do not have sufficient financing to carry out our full business plan and there is no assurance that we will be able to obtain the necessary financing. Accordingly, there is uncertainty about our ability to continue our operations. If we cease our operations, you may lose your entire investment in our stock.

On November 13, 2006, our common stock became eligible for trading on the OTC Bulletin Board. Our common stock is quoted on the OTC Bulletin Board under the symbol “NOVO.OB.” During March 2007, the highest price of our common stock on the OTC Bulletin Board was $1.00 and the lowest price was $0.40. On April 3, 2007, after issuance of two stock dividends, the high price of our common stock on the OTC Bulletin Board was $1.30 and the low price was $1.25.

In 2007, we issued stock dividends twice on our common shares. On January 26, 2007 we declared that we would issue a stock dividend of one common share for every share of our common stock recorded on February 9, 2007. The payment date was February 16, 2007. On March 12, 2007 we declared that we would issue a stock dividend of one common share for every share of our common stock recorded on March 29, 2007. The payment date was March 30, 2007. After the two stock dividends, our outstanding shares were 51,514,500 common shares as of April 16, 2007.

Results of Operations for the nine months ended February 28, 2007 compared to nine months ended February 28, 2006

Revenues and Gross Profits

Our total revenue increased $724,576 from $270,907 for the nine months ended February 28, 2006 to $995,483 for the nine months ended February 28, 2007. The increase in revenue was as a result of increased sales during the nine months ended February 28, 2007. The increased sales were mainly due to our marketing strategy for our website. We are planning a more aggressive strategy in marketing our website and products. Our cost of sales was $889,314 for the nine months ended February 28, 2007, compared to $240,825 for the same period in 2006.

A gross profit increased $76,087 or 253% from $30,082 for the nine months ended February 28, 2006 to $106,169 for the same period in 2007. From July 26, 2004 (date of inception) to February 28, 2007, we realized a total revenue of $1,664,659 and a gross profit of $180,202.

Expenses

Our total operating expenses increased $102,642 or 35% from $293,209 for the nine months ended February 28, 2006 to $395,851 for the nine months ended February 28, 2007.

Our general and administrative costs for the nine months ended February 28, 2007 were $229,277 compared to $220,625 for the nine months ended February 28, 2006. From July 26, 2004 (date of inception) to February 28, 2007, our general and administrative costs were $566,240. Our general and administrative expenses consist of bank charges, travel, meals and entertainment, rent, foreign exchange, office maintenance, communication expenses (cellular, internet, fax, and telephone), courier, postage costs and office supplies.

Our professional fees increased $66,767 from $9,427 for the nine months ended February 28, 2006 to from $76,194 for the nine months ended February 28, 2007. From July 26, 2004 (date of inception) to February 28, 2007, our professional fees were $135,747. This increase is due to additional legal and auditing services provided and an increased cost in accounting services.

Our consulting fees for the nine months ended February 28, 2006 were $63,000 for our directors’ services, which were recorded as donated services. Of $90,223 in our consulting fees for the nine months ended February 28, 2007, $48,223 was received actually by our directors as compensation for their consulting services and $42,000 was recorded as donated services. From July 26, 2004 (date of inception) to February 28, 2007, our consulting fees were $207,767.

Net Loss

We incurred a net loss of $274,677 for the nine months ended February 28, 2007, compared to a net loss of $263,127 for the same period in 2006. The increase in net loss was mainly due to the increased professional and consulting fees. From July 26, 2004 (date of inception) to February 28, 2007, we incurred a net loss of $715,007.

We anticipate that we will incur increased sales and marketing costs, including hiring marketing consultants, broker fees and tradeshow attendance fees, as we implement our business growth strategies.

Results of Operations for the three months ended February 28, 2007 compared to three months ended February 28, 2006

Revenues and Gross Profits

Our total revenue increased $130,210 or 53% from $244,140 for the three months ended February 28, 2006 to $374,350 for the three months ended February 28, 2007. The increase in revenue was as a result of increased marketing efforts resulting in increased sales during the three months ended February 28, 2007. Our cost of sales was $333,924 for the three months ended February 28, 2007, compared to $216,062 for the same period in 2006. A gross profit for the three months ended February 28, 2007 was $40,426, compared to a gross profit of $28,078 for the same period in 2006.

Expenses

Our total operating expenses increased $58,069 or 55% from $104,838 for the three months ended February 28, 2006 to $162,907 for the three months ended February 28, 2007.

Our general and administrative costs for the three months ended February 28, 2007 were $82,057 compared to $85,397 for the three months ended February 28, 2006.

Our professional fees increased $34,186 from $(1,611) for the three months ended February 28, 2006 to from $32,575 for the three months ended February 28, 2007. This increase is due to additional legal and auditing services provided and an increased cost in accounting services.

Our consulting fees for the three months ended February 28, 2006 were $21,000 for our directors’ services, which were recorded as donated services. Our consulting fees for the three months ended February 28, 2007 were $48,223, which our directors actually received as compensation for their consulting services.

Net Loss

We incurred a net loss of $107,476 for the three months ended February 28, 2007, compared to a net loss of $76,760 for the same period in 2006. The increase in net loss was mainly due to the increased professional and consulting fees.

Liquidity and Capital Resources for the nine months ended February 28, 2007, compared to February 28, 2006

As of February 28, 2007, our total current assets were $72,668 and our total current liabilities were $267,611. As of February 28, 2007, we had a working capital deficit of $194,943. For our year end on May 31, 2006 we had $130,459 in total current assets and $99,254 in total current liabilities, and a working capital surplus of $31,205. As of February 28, 2007 we had cash of $28,808 in our bank accounts.

Our accumulated deficit was $845,102 as at February 28, 2007. The decrease in cash from the nine months ended February 28, 2007 was $405. Our net loss of $715,007 from July 26, 2004 (date of inception) to February 28, 2007 was mostly funded by a combination of private placements, draw downs on two convertible notes, three promissory notes and a credit line from a standby equity distribution agreement.

As of February 28, 2007, we owe $10,000 to Blue Guru Investment Group Inc., a company controlled by Harold Schaffrick, our director and Chief Executive Officer, and Mark Neild, our director and Chief Financial Officer. These amounts are non-interest bearing, unsecured and due on demand.

From July 26, 2004 (date of inception) to February 28, 2007, we raised $117,440 in cash from equity financing. Also we received a total of $230,000 from the issuance of two convertible notes and four promissory notes. 0775270 BC Ltd. has the right to purchase up to $1,260,000 worth of our common stock based on the term of the purchase price under the standby equity distribution agreement. As at April 11, 2007, we have drawn down $45,000 according to this agreement.

We used net cash of $139,634 in operations for the nine months ended February 28, 2007, compared to $89,627 in operations for the same period in 2006. We received net cash of $140,000 from financing activities for the nine months ended February 28, 2007, compared to $80,000 from financing activities for the same period in 2006. Of $140,000 in net cash received from financing activities, $100,000 was received from the issuance of a convertible promissory note and $40,000 from the issuance of a promissory note. The decrease in cash was $405 for the nine months ended February 28, 2007, compared to $9,777 for the same period in 2006. For the nine months ended February 28, 2007, our monthly cash requirement was approximately $15,500 in operating activities. As at February 28, 2007 we had a cash of $28,808, which will cover our costs approximately for 2 months according to our current monthly burn rate.

We expect that our total expenses will increase over the next year as we increase our marketing and promotional activities and sales. We have not been able to reach the break-even point for the last two fiscal years and have had to rely on us for capital resources. We believe that increased sales from our product will add new capital resources over the coming year, but we believe that our sales will not provide sufficient capital resources to sustain our operations and fund product development over the next 12 months. Therefore, we expect to incur substantial losses over the next two years.

We estimate that our cash requirements over the next 12 months (beginning March 1, 2007) will be approximately $1,900,000 as follows:

  $180,000 in marketing and promotional expense (including marketing consultant cost of $60,000);
  $1,200,000 for inventory;
  $120,000 in auditor and legal fees;
  $90,000 in consulting fees;
  $280,000 in general and administrative expenses; and
  $30,000 for website maintenance and improvements.

We anticipate that after May 2007 our monthly expenses will increase to $158,000, which includes $23,000 monthly for general and administrative expenses, $7,500 monthly for consulting expenses, $10,000 monthly for professional fees, $15,000 monthly for marketing, $2.500 monthly for website development and $100,000 monthly for inventory costs.

If we are successful in increasing traffic to our website and in increasing revenues, we anticipate that we may incur additional expenses in the areas of customer service and web support. We anticipate that we may need approximately $50,000 per year beginning May 2008 to pay salaries to employees in working in the areas of customer service and web support. We believe that we will incur additional costs for personnel. In order for us to attract and retain quality personnel, our management anticipates we will need to offer competitive salaries, issue common stock to consultants and employees and grant our stock or options to future employees.

Of the $1,900,000 we need for the next 12 months, we had $28,808 in cash as of February 28, 2007. According to the standby equity distribution agreement, we can receive a maximum of $555,000 over the next 12 months at our option. We intend to meet the balance of our cash requirements for the next 12 months (approximately $1,320,000) by sales and from private placements, loans or possibly a registered public offering (either self-underwritten or through a broker-dealer) within the next few months. If we are unsuccessful in raising enough money through future capital raising efforts, we may review other financing possibilities such as bank loans. At this time we do not have any commitments from any broker-dealer to provide us with financing.

There is no assurance that any financing will be available or if available, on terms that will be acceptable to us. If we do not generate by sales or cannot raise at least $1,320,000, we may be unable to continue, develop or expand our operations.

Promissory Notes and Convertible Notes

On May 24, 2006, we entered into a promissory note with 689719 BC Ltd. and were entitled to receive a loan of $7,000 in accordance with this note. Under this note, the interest is accrued at 5% per annum and the principal and interest is due on May 24, 2008. We received the loan of $7,000 on December 20, 2006.

On December 19, 2006, we entered into a promissory note with 689719 BC Ltd. and received a loan of $3,000 on December 20, 2006. Under this note, the interest is accrued at 5% per annum and the principal and unpaid interest is due on December 19, 2009.

On January 23, 2007 we entered into a 8% convertible promissory note due February 1, 2009 with Focus Capital Investments Ltd. Pursuant to this convertible note we received a loan of $100,000 from Focus Capital. We may reduce the amount of the principal payable by paying down all or a portion of the principal back to Focus Capital at any time prior to February 1, 2009. At any time before February 1, 2009, Focus Capital has the right to convert all, or a portion of, the principal amount of this convertible note into our common stock at a conversion price which shall be the lesser of a) $0.50 or b) a 25% discount to the five day volume weighted average stock price of our common stock as of the date of conversion.

On March 28, 2007 we entered into an addendum with Focus Capital and changed the conversion price to the lesser of (a) $0.25 per share or (b) a 25% discount to the five day volume weighted average stock price as of the date of conversion. As at April 11, 2007 we have already drawn down the entire balance of this convertible note. We also agreed to register this convertible note on a registration statement with the SEC, covering the resale of all of our common stock underlying this convertible note.

Standby Equity Distribution Agreement

On January 24, 2007 we entered into a standby equity distribution agreement with 0775270 B.C. Ltd., a company incorporated in British Columbia, Canada, pursuant to which0775270 B.C. agreed to purchase up to $1,260,000 worth of our common stock. The purchase price of common shares shall be equal to 60% of the volume weighted average stock price during the five consecutive trading days after the date that we give a funding request notice to 0775270 B.C. that we wish to sell it stock pursuant to the agreement.. There will be a minimum of 28 days between each advance of funds and the corresponding delivery of free trading shares. We may request a maximum advance of $45,000 for the first 12 months and $60,000 thereafter by each notice. Also, we agreed to file with the SEC a registration statement with respect to the resale of all of our common stock underlying this agreement.

This agreement will terminate permanently in the event that a) there is any stop order or suspension of the effectiveness of the registration statement for 50 days; b) we fail materially to comply with any covenants under this agreement and such failure is not cured within 30 days after receipt of written notice from 0775270 B.C. Ltd. After twelve months from the date on which the SEC first declares effective a registration statement, registering the resale of our common shares underlying this agreement, this agreement may be terminated at any time by either party, upon a 30-day written notice to the other party. Unless terminated earlier, this agreement will terminate on January 24, 2009. As at April 16, 2007, we have drawn down $45,000 pursuant to this agreement.

Consulting Agreement

On January 24, 2007, we entered into a consulting agreement with 0775270 BC Ltd. Under this consulting agreement, we retained 0775270 BC Ltd. to provide us the consulting services, including: strategic and business consulting services; one or more business plans; advice on various investor and public relations plans.

Pursuant to this consulting agreement, we are obligated to pay a consulting fee of $15,000 per month as compensation for financial consulting services. We, however, are only obligated to pay the consulting fee of $15,000 for any month when an advance of funds is requested and received by us in accordance with the standby equity distribution agreement. 0775270 BC Ltd. has the right to deduct the consulting fee of $15,000 from any advance of funds paid to us under the standby equity distribution agreement mentioned above. This consulting agreement will continue for 24 months from January 24, 2007, subject to the terms of the standby equity distribution agreement.

Need for Additional Capital

We are a development stage company and have incurred operating losses since our inception. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products. We are dependent upon our ability to raise capital from sources other than our operations to sustain operations and carry out our business plan. These factors raise substantial doubt about our ability to continue as a going concern.

We are currently using search engine optimization marketing techniques. We anticipate that in the future we will purchase printed ads to enhance our marketing effort. We are seeking equity financing to provide for the capital required to market our products and fully carry out our business plan. We cannot guarantee we will be successful in our business operations.

We have no assurance that future financing will be available to us on acceptable terms. Obtaining additional financing will be subject to a number of factors including market conditions, investor acceptance of our business plan and investor sentiment. These factors may make the timing, amount, terms and conditions of additional financing unattractive or unavailable to us. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. If we are unable to raise additional financing, we will have to significantly reduce our spending, delay or cancel planned activities or substantially change our current corporate structure. In such an event, we intend to implement expense reduction plans in a timely manner. However, these actions would have material adverse effects on our business, revenues, operating results, and prospects, resulting in a possible failure of our business. If we raise funds through equity or convertible securities, our existing stockholders may experience dilution and our stock price may decline.

Known Material Trends and Uncertainties

As of February 28, 2007, we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

In view of the uncertainties concerning our continued existence as a going concern, our management plans to mitigate the effect of such conditions, management intends to take the following steps in the event that we are not able to raise sufficient funds to meet the needs of our business plans:

  negotiate with suppliers to delay deposit due dates;
  generate sufficient revenues from the sale of our products;
  continue equity financing by private placements, loans or a direct offering; and
  negotiate with our management and consultants to pay parts of salaries and fees with stock and stock options instead of cash.

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

Audit Committee

The functions of the audit committee are currently carried out by our Board of Directors. Our Board of Directors has determined that we do not have an audit committee financial expert on our Board of Directors carrying out the duties of the audit committee. Our Board of Directors has determined that the cost of hiring a financial expert to act as a director of Lexington and to be a member of the audit committee or otherwise perform audit committee functions outweighs the benefits of having a financial expert on the audit committee.

Legal Proceedings

No officer, director, or persons nominated for these positions, and no promoter or significant employee of our corporation has been involved in legal proceedings that would be material to an evaluation of our management.

We are not aware of any pending or threatened legal proceedings which involve us.

Certain Relationships and Related Party Transactions

As at February 28, 2007, we owed $10,000 to Blue Guru Investment Group Inc., a company controlled by Harold Schaffrick, our director and Chief Executive Officer, and Mark Neild, our director and Chief Financial Officer. These amounts are non-interest bearing, unsecured and due on demand.

As at February 28, 2007, we owed $2,584 to Mark Neild, our Chief Financial Officer. This amount is non-interest bearing, unsecured and due on demand.

During the six-month period ended November 30, 2006 consulting fees of $42,000 were recorded as donated services by our directors. During the three month period ended February 28, 2007 we ceased to record donated services and paid our directors $48,223 as compensation for consulting services.

We are provided with office premises with a fair value of $641 per month at no charge from Blue Guru Investment Group Inc., a company owned by Mr. Schaffrick and Mr. Neild, our directors and officers. Since April 2006, our subsidiary, Novori Marketing, started to pay the rent of approximately $633 per month for us.

Other than as described above, we have not entered into any transactions with our officers, directors, persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last two fiscal years.

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 2 to the financial statements, includes a summary of the significant accounting policies and methods used in the preparation of our financial statements. The following is a brief discussion of the more significant accounting policies and methods used by us.

Revenue Recognition

We recognize revenue from the online sale of diamonds and diamond jewellery products in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements.” We account for revenue as a principal using the guidance in EITF 99-19, “Reporting Revenue Gross as a Principal vs. Net as an Agent”. Revenue consists of the sale of diamonds and diamond jewellery products and is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the product is shipped, and collectibility is reasonably assured. We provide the customer with a 30 day right of return. We recognize revenue at the time of sale in accordance with SFAS No. 48 “Revenue Recognition When Right of Return Exists”. Gross revenues and related cost of sales are reduced by the estimated amount of future returns based upon past historical experience. Actual future returns could materially differ from those estimated by us, and it could have a negative impact on our gross profit as reported. Trade accounts receivable relate to the online sale of diamonds and diamond jewellery products. We regularly review the collectibility of any outstanding receivables, together with their estimate of the credit worthiness of the client. We sell to customers based on standard credit policies and regularly reviews accounts receivable for any bad debts. Allowances for doubtful accounts are based on estimate of losses on customer receivable balances.

Item 3. Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of April 11, 2007. Based on this evaluation, our Chief Financial Officer and Chief Executive Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in the reports it files, within the time periods specified in the SEC’s rules and forms. Such evaluation did not identify any change in our internal control over financial reporting that occurred during the quarter ended February 28, 2007 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Since November 30, 2006 to February 28, 2007, we have made the following sales of unregistered securities:

On January 23, 2007, we entered into a 8% convertible promissory note with Focus Capital Investments Inc., which allows Focus Capital to convert the total amount of up to $100,000 into our common shares at a conversion price of the lesser of (a) $0.25 per share or (b) a 25% discount to the five day volume weighted average stock price as of the date of conversion. This issuance was exempt from registration pursuant to Regulation S.

On January 24, 2007, we entered into a standby equity distribution agreement with 0775270 BC Ltd., which allows 0775270 BC Ltd. to purchase up to $1,260,000 worth of our common shares at a purchase price of 60% of the volume weighted average stock price during the five consecutive trading days after the date of the fund advance. This issuance was exempt from registration pursuant to Regulation S.

We completed the offerings of the common stock pursuant to Rule 903 of Regulation S of the Securities Act on the basis that the sale of the common stock was completed in an "offshore transaction", as defined in Rule 902(h) of Regulation S. We did not engage in any directed selling efforts, as defined in Regulation S, in the United States in connection with the sale of the units. Each investor was not a US person, as defined in Regulation S, and was not acquiring the shares for the account or benefit of a US person.

Each investor was given adequate access to sufficient information about us to make an informed investment decision. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. No registration rights were granted to any of the purchasers.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits

10.1	5% Convertible Promissory Note with 689719 BC Ltd. dated July 5, 2005

10.2	Addendum to 5% Convertible Promissory Note with 689719 BC Ltd. dated April 4, 2007

10.3	Promissory Note with 689719 BC Ltd. dated May 24, 2006

10.4	Promissory Note with 689719 BC Ltd. dated December 19, 2006

10.5	8% Convertible Promissory Note with Focus Capital Investments Inc. dated January 23, 2007

10.6	Addendum to 8% Convertible Promissory Note with Focus Capital Investments Inc. dated March 28, 2007

10.7	Standby Equity Distribution Agreement with 0775270 BC Ltd. dated January 24, 2007

10.8	Consulting Agreement with 0775270 BC Ltd. dated January 24, 2007

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Novori Inc.
(Registrant)

/s/ Harold Schaffrick
Date: April 16, 2007	Harold Schaffrick
President, Chief Executive Officer
Director

/s/ Mark Neild
Date: April 16, 2007	Mark Neild
Director, Chief Financial Officer
Principal Accounting Officer