Form 10QSB/A
period 2007-02-28
Novori Inc.
filed 2007-05-04
CIK 1343257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

Amendment #1

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Check whether the registrant (1) filed all reports required to be filed by sections 13 or
15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2
of the Exchange Act) Yes [   ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

As of April 16, 2007, the registrant’s outstanding common stock consisted of 51,514,500 shares.

Transitional Small Business Disclosure Format (Check one): YES [   ] NO [X]

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

Explanation of Amendment

This amendment of Form 10QSB is to correct a filing error of our consolidated financial statements and our quarterly report for the period ended February 28, 2007, as initially filed with the SEC on April 16, 2007. Our auditors, Manning Elliott LLP, completed their interim review pursuant to Statement of Auditing Standard No. 100 of our consolidated financial statements for the period ended February 28, 2007 incorporated into this amendment of Form 10QSB prior to April 16, 2007, and Chief Executive Officer and Chief Financial Officer signed a version of the 10-QSB which included the consolidated financial statements that have been incorporated into this amendment. However, due to the administrative filing error associated with the use of Edgar filing system, we accidentally filed a non-final version of our consolidated financial statements and quarterly report for the period ended February 28, 2007. There was no material difference in net loss for the three and nine month periods ended February 28, 2007 or loss per share, between the consolidated financial statements included in this amendment of Form 10QSB and that which was previously filed.

Item 1. Financial Statements.

Novori Inc.
(A Development Stage Company)
(unaudited)

February 28, 2007

Novori Inc.
Consolidated Balance Sheets
(A Development Stage Company)
(Expressed in US dollars)
(unaudited)

	February 28,	May 31,
	2007	2006
	$	$
ASSETS
Current Assets
Cash	28,808	29,213
Accounts receivable	–	2,079
Due from related party (Note 5(a))	2,584	–
Inventory	41,276	28,417
Prepaid expenses	–	70,750
Total Current Assets	72,668	130,459
Property and Equipment (Note 3)	167	324
Total Assets	72,835	130,783

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	75,068	38,447
Accrued liabilities (Note 4)	16,487	13,498
Due to related party (Note 5(b))	10,000	10,000
Deferred revenue	46,193	37,309
Convertible note (Note 6(a))	80,000	–
Promissory notes (Notes 7(a) and (b))	40,000	–
Total Current Liabilities	267,748	99,254
Convertible Note, less discount of $54,995 and $nil, respectively (Note 6(b))	45,005	80,000
Derivative Liability (Note 6(b))	42,138	-
Promissory Notes (Notes 7(c) and (d))	10,000	10,000
Total Liabilities	364,891	189,254
Contingencies and Commitments (Notes 1 and 9)

Stockholders’ Deficit
Preferred Stock, 20,000,000 shares authorized, with a par value of $0.0001;
None issued and outstanding	–	–
Common Stock, 100,000,000 shares authorized, with a par value of $0.0001;
51,514,500 shares issued and outstanding	5,151	5,151
Additional Paid-in Capital	411,729	411,729
Donated Capital (Note 5(c))	139,736	97,736
Accumulated Other Comprehensive Loss	(3,433)	(2,662)
Deficit Accumulated During the Development Stage	(845,239)	(570,425)
Total Stockholders’ Deficit	(292,056)	(58,471)
Total Liabilities and Stockholders’ Deficit	72,835	130,783

(The accompanying notes are an integral part of the consolidated financial statements)

Novori Inc.
Consolidated Statements of Operations
(A Development Stage Company)
(Expressed in US dollars)
(unaudited)

	Accumulated from	For the	For the	For the	For the
	July 26, 2004	Three Months	Three Months	Nine Months	Nine Months
	(Date of Inception)	Ended	Ended	Ended	Ended
	to February 28,	February 28,	February 28,	February 28,	February 28,
	2007	2007	2006	2007	2006
	$	$	$	$	$

Revenue	1,664,659	374,350	244,140	995,483	270,907
Cost of sales	1,484,457	333,924	216,062	889,314	240,825
Gross Profit	180,202	40,426	28,078	106,169	30,082

Expenses
Amortization	460	52	52	157	157
Consulting fees (Note 5(c))	207,767	48,223	21,000	90,223	63,000
General and administrative	564,229	80,046	85,397	227,266	220,625

Professional fees	135,747	32,575	(1,611)	76,194	9,427
Total Operating Expenses	908,203	160,896	104,838	393,840	293,209

Operating Loss	(728,001)	(120,470)	(76,760)	(287,671)	(263,127)

Other Income (Expense)
Accretion of discount on convertible
Notes	(2,148)	(2,148)	-	(2,148)	-
Gain on change in fair value of conversion
feature	15,005	15,005	–	15,005	–
Net Loss	(715,144)	(107,613)	(76,760)	(274,814)	(263,127)
Other Comprehensive Loss
Foreign currency translation adjustment	(3,433)	(675)	(534)	(771)	(552)
Comprehensive Loss	(718,577)	(108,288)	(77,294)	(275,585)	(263,679)

Net Loss Per Share – Basic and Diluted		–	–	(0.01)	(0.01)

Weighted Average Shares Outstanding		51,514,500	50,490,500	51,514,500	50,490,500

(The accompanying notes are an integral part of the consolidated financial statements)

Novori Inc.
Consolidated Statements of Cash Flows
(A Development Stage Company)
(Expressed in US dollars)
(unaudited)

	For the	For the
	Nine Months	Nine Months
	Ended	Ended
	February 28,	February 28,
	2007	2006
	$	$
Operating Activities

Net loss for the period	(274,814)	(263,127)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on convertible notes	2,148	–
Amortization	157	157
Donated services and rent	42,000	68,741
Gain on change in fair value of conversion feature	(15,005)	–

Changes in operating assets and liabilities:
Accounts receivable	2,079	138
Inventory	(12,859)	(15,279)
Prepaid expenses	70,750	(10,000)
Accounts payable and accrued liabilities	39,610	112,419
Due to related party	(2,584)	8,058
Deferred revenue	8,884	9,293

Net Cash Used In Operating Activities	(139,634)	(89,627)

Financing Activities

Proceeds from issuance of convertible note	100,000	80,000
Proceeds from issuance of promissory notes	40,000	–

Net Cash Flows Provided By Financing Activities	140,000	80,000

Effect of Exchange Rate Changes on Cash	(771)	(150)

Decrease in Cash	(405)	(9,777)

Cash - Beginning of Period	29,213	22,094

Cash - End of Period	28,808	12,317

Supplemental Disclosures:

Interest paid	–	–
Income taxes paid	–	–

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. While the Company has generated significant revenue since inception, it has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern and the ability of the Company to emerge from the development stage is dependent upon the ability of the Company to obtain necessary equity financing to continue operations, to generate significant revenues and the attainment of profitable operations. As at February 28, 2007, the Company has a working capital deficit of $195,080 and has accumulated losses of $845,239 since inception. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

	k)	Basic and Diluted Net Income (Loss) per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share" (“SFAS 128”). SFAS 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. The Company has 200,000 potential common shares related to convertible notes payable. Refer to Note 6(b).

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

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for- sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative an qualitative factors. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial statements.

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

a)

On July 5, 2005, the Company received $80,000 and issued a convertible note maturing on July 5, 2007. Under the terms of the convertible note, interest is payable annually at 5% per annum, and the principal can be convertible into common shares of the Company at $0.40 per common share.

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

b)

On January 23, 2007, the Company issued a $100,000 convertible note (the “Note”) maturing on February 1, 2009. Under the terms of the convertible note, interest is payable annually at 5% per annum, and the principal can be convertible into common shares of the Company at lesser of $0.50 per share or a 25% discount to the five day volume weighted average stock price of the Company’s common stock as of the date of conversion.

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

Pursuant to EITF 00-19 the Company will adjust the carrying value of the conversion feature to its fair value at each reporting date. On February 28, 2007, the Company recognized a gain on the change in the fair value of the conversion feature of $15,005 decreasing the carrying value of the derivative liability to $42,138.

To February 28, 2007, the Company accreted interest expense of $2,148 increasing the carrying value of the Note to $45,005. The Company will record further interest expense over the term of the Note of $54,995 resulting from the fair value of the conversion feature at February 28, 2007. The carrying value of the convertible debentures will be accreted to the face value of $100,000 to maturity.

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

Expenses

Our total operating expenses increased $100,631 or 34% from $293,209 for the nine months ended February 28, 2006 to $393,840 for the nine months ended February 28, 2007.

Our general and administrative costs for the nine months ended February 28, 2007 were $227,266 compared to $220,625 for the nine months ended February 28, 2006. From July 26, 2004 (date of inception) to February 28, 2007, our general and administrative costs were $564,229. Our general and administrative expenses consist of bank charges, travel, meals and entertainment, rent, foreign exchange, office maintenance, communication expenses (cellular, internet, fax, and telephone), courier, postage costs and office supplies.

Our professional fees increased $66,767 from $9,427 for the nine months ended February 28, 2006 to $76,194 for the nine months ended February 28, 2007. From July 26, 2004 (date of inception) to February 28, 2007, our professional fees were $135,747. This increase is due to additional legal and auditing services provided and an increased cost in accounting services.

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

Net Loss

We incurred a net loss of $274,814 for the nine months ended February 28, 2007, compared to a net loss of $263,127 for the same period in 2006. The increase in net loss was mainly due to the increased professional and consulting fees. From July 26, 2004 (date of inception) to February 28, 2007, we incurred a net loss of $715,144.

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

Expenses

Our total operating expenses increased $56,058 or 53% from $104,838 for the three months ended February 28, 2006 to $160,896 for the three months ended February 28, 2007.

Our general and administrative costs for the three months ended February 28, 2007 were $80,046 compared to $85,397 for the three months ended February 28, 2006.

Our professional fees increased $34,186 from $(1,611) for the three months ended February 28, 2006 to $32,575 for the three months ended February 28, 2007. This increase is due to additional legal and auditing services provided and an increased cost in accounting services.

Our consulting fees for the three months ended February 28, 2006 were $21,000 for our directors’ services, which were recorded as donated services. Our consulting fees for the three months ended February 28, 2007 were $48,223, which our directors actually received as compensation for their consulting services.

Net Loss

We incurred a net loss of $107,613 for the three months ended February 28, 2007, compared to a net loss of $76,760 for the same period in 2006. The increase in net loss was mainly due to the increased professional and consulting fees.

Liquidity and Capital Resources for the nine months ended February 28, 2007, compared to February 28, 2006

As of February 28, 2007, our total current assets were $72,668 and our total current liabilities were $267,748. As of February 28, 2007, we had a working capital deficit of $195,080. For our year end on May 31, 2006 we had $130,459 in total current assets and $99,254 in total current liabilities, and a working capital surplus of $31,205. As of February 28, 2007 we had cash of $28,808 in our bank accounts.

Our accumulated deficit was $845,239 as at February 28, 2007. The decrease in cash from the nine months ended February 28, 2007 was $405. Our net loss of $715,144 from July 26, 2004 (date of inception) to February 28, 2007 was mostly funded by a combination of private placements, draw downs on two convertible notes, four promissory notes and a standby equity distribution agreement.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Management is not aware of any legal proceedings contemplated by any governmental authority against us. None of our directors, officers or affiliates are (i) a party adverse to us in any legal proceedings, or (ii) have an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings that have been threatened against us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

From November 30, 2006 to February 28, 2007, we have made the following sales of unregistered securities:

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

This amendment of Form 10QSB is to correct a filing error of our consolidated financial statements and our quarterly report for the period ended February 28, 2007, as initially filed with the SEC on April 16, 2007. Our auditors, Manning Elliott LLP, completed their interim review pursuant to Statement of Auditing Standard No.100 of our consolidated financial statements for the period ended February 28, 2007 incorporated into this amendment of Form 10QSB prior to April 16, 2007, and Chief Executive Officer and Chief Financial Officer signed a version of the 10-QSB which included the consolidated financial statements that have been incorporated into this amendment. However, due to the administrative filing error associated with the use of Edgar filing system, we accidentally filed a non-final version of our consolidated financial statements and quarterly report for the period ended February 28, 2007. There was no material difference in net loss for the three and nine month periods ended February 28, 2007 or loss per share, between the consolidated financial statements included in this amendment of Form 10QSB and that which was previously filed.

Item 6. Exhibits

10.1	5% Convertible Promissory Note with 689719 BC Ltd. dated July 5, 2005 (1)

10.2	Addendum to 5% Convertible Promissory Note with 689719 BC Ltd. dated April 4, 2007 (1)

10.3	Promissory Note with 689719 BC Ltd. dated May 24, 2006 (1)

10.4	Promissory Note with 689719 BC Ltd. dated December 19, 2006 (1)

10.5	8% Convertible Promissory Note with Focus Capital Investments Inc. dated January 23, 2007 (1)

10.6	Addendum to 8% Convertible Promissory Note with Focus Capital Investments Inc. dated March 28, 2007 (1)

10.7	Standby Equity Distribution Agreement with 0775270 BC Ltd. dated January 24, 2007 (1)

10.8	Consulting Agreement with 0775270 BC Ltd. dated January 24, 2007 (1)

23.1	Consent of Manning Elliott LLP

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

1. Included as exhibits on Form 10QSB filed on April 16, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Novori Inc.
(Registrant)

/s/ Harold Schaffrick
Date: May 3, 2007	Harold Schaffrick
President, Chief Executive Officer
Director

/s/ Mark Neild
Date: May 3, 2007	Mark Neild
Director, Chief Financial Officer
Principal Accounting Officer