Form 10KSB
period 2007-05-31
Novori Inc.
filed 2007-09-13
CIK 1343257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2007

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OFTHE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________.

Commission file number 333-130344

NOVORI INC.
(Exact name of registrant as specified in its charter)

Delaware	47 - 0948014
(State or Other Jurisdiction of Incorporation	(I.R.S. Employer Identification No.)
of Organization)

5450 152nd Street, Suite 105,	V3S 5J9
Surrey, British Columbia, Canada
(Address of principal executive offices)	(ZIP Code)

(778) 571-0880
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section12(g) of the Act: None

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
Yes [   ]   No [X]

Registrant’s revenues for its most recent fiscal year: $1,445,096

Aggregate market value of the voting stock of the registrant held by non-affiliates of the Registrant:
$5,920,420

Number of common shares outstanding at September 12, 2007: 32,955,500

PART I

Item 1. Description of Business.

Forward-looking Statements

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable laws, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

As used in this annual report, the terms "we", "us", "our", and "Novori" mean Novori Inc., unless otherwise indicated.

All dollar amounts refer to US dollars unless otherwise indicated.

Overview

We were incorporated on July 26, 2004 under the laws of the State of Delaware. Our principal offices and studio are located at 5450 152nd Street, Suite 105, Surrey, British Columbia, Canada, and our telephone number is (778) 571-0880. Our fiscal year end is May 31. We have one subsidiary, Novori Marketing Inc., which was incorporated as a British Columbia company on July 26, 2004 for the purpose of carrying on marketing activities in British Columbia, Canada. Our website is www.novori.com.

We are in the business of selling loose diamonds and fine jewelry to customers via the Internet. All our jewelry designs are hand crafted, professionally finished and quality inspected prior to being shipped to ensure a quality product is received by each customer. We provide our customers with a safe online shopping experience that provides extensive product and purchasing information along with a no risk purchase, in that customers can return products within 30 days for an exchange or refund. Through our jewelers we have the ability to custom make any piece of jewelry. Our website showcases thousands of loose diamonds and hundreds of pieces of handcrafted jewelry.

Our total revenue increased $803,737 or 125% to $1,445,096 for the year ended May 31, 2007 compared to $641,359 for the same period in 2006. However, we still had net loss of $868,797 for the year ended May 31, 2007.

Development

Since our inception on July 26, 2004, we have been developing our business plan by finding product suppliers and developing a website. As a retailer of diamonds and jewelry, it was important that we identified our suppliers early on. Since 2004 we have worked with several diamond suppliers to supply our products. We have relationships with four jewelers in Los Angeles which allow us to produce custom designs as well as a main line of standard products. Our jewelers are capable of computer-aided ring design, casting, hand crafting, polishing and diamond setting. Currently we work with approximately 100 diamond suppliers and 8 jewelers.

Since our customers will need to be on the Internet in order to purchase from us, an agreement was signed in June 2005 to optimize and enhance our website for Internet search engines. In September 2005, we acquired a merchant account for credit card processing.

Our website was launched in February 2005. We updated our website and launched the first phase of our new retail website on July 23, 2007. The redesign effort was based on feedback from customers and extensive industry research. We are working on the second phase of our website redesign that includes new user friendly tools.

Since our inception, we have incurred operational losses. To finance our operation, we completed our first round of financing in December 2004. A second round of financing was completed in March 2005. We entered into four promissory notes and two convertible notes and received loans of $230,000 as of May 31, 2007. On July 5, 2007 a lender converted a convertible note of $80,000 into 441,000 shares our common shares at $0.20 per share. Also, we entered into a standby equity distribution agreement with 0775270 BC Ltd., which allows us to receive up to $1,260,000 in exchange for the sale of our common stock.

On November 13, 2006, our common stock became eligible for trading on the OTC Bulletin Board. Our common stock is quoted on the OTC Bulletin Board under the symbol “NOVO.OB.” During the fiscal year ended May 31 2007, we issued stock dividends twice on our common shares. We issued a stock dividend of one common share for every share of our common stock each time.

On June 12, 2007 our Board of Directors approved a resolution adopting a certification of designation for Series A Convertible Preferred Stock. The Certificate of Designation allows the holders to convert their Series A Convertible Preferred Stock into common stock at a rate of one share of Series A Convertible Preferred Stock for one share of common stock. The holders' cannot convert the Series A Convertible Preferred Stock back into common stock until after June 12, 2009.

On June 12, 2007 we entered into shareholder agreements with Harold Schaffrick, director, President and Chief Executive Officer, and Mark Neild, director and Chief Financial Officer. Pursuant to the shareholder agreements, Harold Schaffrick and Mark Neild each converted 9,500,000 common shares (an aggregate of 19,000,000 common shares) into Series A convertible preferred stock on a one for one basis. No other consideration was paid in accordance with these transactions.

Internet and Online Commerce

Online commerce allows companies to sell directly to end consumers, thereby removing intermediaries from the traditional retail supply chain. Online commerce offers some advantages to retailers, including the lower cost of maintaining a website as compared to maintaining one or more physical storefronts and increased opportunities for marketing and personalized services. An Internet retailer can tailor its featured selections, editorial content, visual presentation, shopping interfaces and even pricing to react quickly to changing consumer tastes. Online retailers may more easily compile information about their customers which can assist them in determining consumer tastes, or in planning marketing strategies to reach target customers. There are some distinct disadvantages to selling online, which include customer concerns about security, privacy, delivery time associated with Internet orders, and quality of goods.

The Retail Diamond Industry

According to Jupiter Research, in 2004 U.S. online sales of fine jewelry grew 19.3% from the prior year to $1.7 billion. According to Forrester Research Inc. (www.forrester.com), an independent research firm, online jewelry sales have gained significant momentum, and an estimated 14% of all jewelry sales worldwide will occur online by 2010.

Production of diamond jewelry begins with diamond mining and involves many intermediaries, including rough diamond dealers, diamond cutters, diamond wholesalers and diamond retailers before the jewelry is sold to the end consumer.

Worldwide diamond production is dominated by a small number of diamond mining companies. De Beers S.A., a diamond mining company, has estimated that it supplies approximately two-thirds of the world’s diamonds by value. Mining companies usually sell rough diamond stones to a limited number of rough diamond dealers, who in turn either cut the rough diamond stones themselves to produce finished diamonds or sell them to diamond cutters. Wholesalers and jewelry manufacturers purchase cut diamonds and sell them to consumers through jewelry retailers. The diamond and jewelry retail market in the U.S. consists primarily of small, independent stores and a small group of national retail chains such as Tiffany & Co. and Signet PLC’s Kay Jewelers.

Our Products and Services

We sell a selection of diamonds and customized diamond jewelry through our website, www.novori.com. We offer a selection of over 35,000 loose diamonds and over 500 different styles and settings of jewelry, including solitaire settings, rings with side stones and three stone settings, matching bridal sets (engagement rings and wedding bands), tension rings, wedding rings, diamond bracelets, earrings and pendants. Styles incorporate platinum, gold and white gold settings. The prices of our jewelry range from as low as $200 to over $3,000.

We allow customers to create their own engagement rings by choosing diamonds based on their shape, carat weight, cut, color, clarity, polish and certification and by selecting from a variety of settings. The customer controls the design of the ring using online tools and can mix and match diamonds and settings until the perfect ring is created.

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

Our main target markets are young men or couples looking for engagement rings for their upcoming wedding. Because of the age group of this target market (25 to 45 years of age), we believe they are well suited and comfortable with shopping online for products and services. At this time, we have not yet gathered any information regarding our current customers.

Our Distribution Methods

We have developed the market for diamonds or jewelry sales. Due to the online nature of our business, we do not have the need to purchase or hold inventory. We complete our sales by acquiring diamonds and jewelry as they are ordered by our customers. If we are successful in increasing our revenues, we plan to hold a limited amount of inventory to take advantage of discounts offered by suppliers. We have held limited inventory during the December holiday season when the demand for last minute gift purchases is high.

Technology associated with the Internet is changing at a rapid pace. Our website is designed to isolate the various aspects of the shopping, ordering and fulfillment process. The isolated areas include the browser shopping interface, the e-commerce process, order processing, customer management, product management, security measures and report generation.

Our database has been designed in a way to allow it to be modified and extended as the business grows, with minimal impact on existing processes. This will ensure that the daily operations are not adversely impacted when changes are required. Our online transactions are protected with 128 bit secure socket layer (SSL) encryption which is the highest level currently available. Other enhanced security measures will be investigated as they become available and will be incorporated into our systems to provide customers with full security of their personal information.

An important part of our business is making sure that our website is up to date with current products and prices. To ensure this, our diamond list will have to be updated at least daily. We have built our online system to accommodate this. However, this may prove to be more difficult with increased numbers of suppliers online. We are actively looking to be included in industry trade shows and become members of industry affiliations. We are a member of JVC, Jewelers Vigilance Committee, which oversees the industry.

Our Suppliers

Our website includes products from 100 diamond suppliers and 8 jewelers, all of whom are located in the US. The diamond suppliers supply us with loose diamonds that are ordered by customers. For orders of jewelry, we obtain the diamonds from one of our 100 diamond suppliers and we send those diamonds to one of our 8 jewelers for completion of our product. The jewelers create the mountings, set and polish the jewelry and then send the jewelry directly to our customers on our behalf. At the moment, we do not have any written agreements with our jewelers or diamond suppliers but we have oral agreements with each of them and have determined that they will sell to us and that we are able to list their diamonds on our website. Most of them are small operations but a few of them are larger companies. We call our suppliers on an individual basis for each diamond. Ordering is always done over the phone and payment must be made before we receive the diamonds.

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

Marketing

The image that we try to portray and develop is that of a high end, brand name online retailer for loose diamonds and jewelry. Customers’ perceptions of us are primarily based on impressions from our website but may also be followed up with the personal interaction with our sales support staff.

We plan to conduct advertising primarily on the web and we plan to focus our advertisements on the quality and hand-made characteristics of the products we sell. We anticipate that in the future we will purchase print ads to enhance our marketing effort. We are currently using search engine optimization marketing techniques which we believe generates the majority of interest from our customers.

To market our products, we intend to use online pay-per-click channels and portal shopping sites. We have already begun to highly optimize our website so that it may be easily found on major search engines on the Internet. We have experienced increased website traffic since July 2007 due in part to www.novori.com hitting the number two spot on www.google.com for the search terms “diamond wedding rings” among others.

New Products and Services

Our website has been fully functional since February 2005. Each month, depending on what becomes newly available through our suppliers, we add new products for online purchase. During the year from June 1, 2006 to May 31, 2007, we added 10 new sets of matching bridal sets, 24 men’s bands and 40 other pieces of jewelry.

If we are successful in gaining market acceptance, we will further develop our product line by adding seasonal gift items and offering an expanded product line such as watches. We continually update our website based on customer feedback to enable a positive shopping experience for our customers.

On July 23, 2007, we launched the first phase of our new retail website. Substantial improvements include: updated styling, a new Novori logo, a revised diamond search application and more intuitive graphical product category list. We are working on the second phase of our website redesign that includes new user friendly tools. The second phase will focus on improved functionality offering consumers flexible ring design options and improved ease of use and navigation. We expect the new website to accelerate sales growth.

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

Obtaining a good reputation will be key to our success in developing a recognizable and trusted brand. We believe that getting a good reputation can be achieved by providing a positive customer experience, and in this regard we believe that we compete favorably in the market because we have designed an online ordering interface which is unique in design and easy to navigate and we offer a good selection, as well as the ability to create customized jewelry.

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

Sources and Availability of Raw Materials

As of September 12, 2007, we have no need for raw materials.

Customer Base

We have mostly relied on individual customers. Our revenues of $2,114,272 since our inception on July 26, 2004 to May 31, 2007 have been generated from sales to a variety of individual customers. We do not anticipate that our products will appeal to corporate buyers and we do not anticipate that we will become reliant on a few major customers in the future.

Research and Development

Since our inception, we have not spent any money on research or development. While we have been building our website, our senior officers researched the online diamond industry by reviewing websites and other available business information of our competitors.

Intellectual Property

We own the copyright of all of the contents of our website, www.novori.com.

Legislation and Government Regulation

Laws and regulations directly applicable to Internet communications, commerce and advertising are becoming more prevalent. Because we sell diamonds through the Internet, we will be subject to rules and regulations around the world which affect business transacted on the Internet. Also, because we carry on business in Canada, it is subject to laws regarding employment, taxes and other regulatory issues for our Canadian operations.

The laws and regulations that govern our business change rapidly. The following are some of the evolving areas of law that are relevant to our business:

     Content Regulation. Federal, state and foreign governments have adopted and proposed laws governing the content of material transmitted over the Internet. These include laws relating to obscenity, indecency, libel and defamation. For example, the Child Online Protection Act, or COPA, prohibits and imposes criminal penalties and civil liability on anyone communicating material harmful to minors through the Internet for commercial purposes, unless access to such material is blocked to minors under age 17. The Third U.S. Circuit Court of Appeals has upheld a preliminary injunction precluding enforcement of COPA. In November 2001, the U.S. Supreme Court heard an appeal but no decision has been issued yet. We could be liable if the injunction against COPA is lifted and if content delivered by us or placed on our web sites violates COPA. On March 6, 2003, the Third U.S. Circuit Court of Appeals issued a ruling that COPA restricts free speech because it is not narrowly focused is enough to only target pornography, and is therefore unconstitutional. The Department of Justice could appeal this ruling to the U.S. Supreme Court.

     Privacy Law. The state of privacy law is unsettled, and rapidly changing. Current and proposed federal, state and foreign privacy regulations and other laws restricting the collection, use and disclosure of personal information could limit our ability to use the information in our databases to generate revenues. In late 1998, COPPA was enacted, mandating that measures be taken to safeguard minors under the age of 13. The FTC promulgated regulations implementing COPPA on October 21, 1999, which became effective on April 21, 2000. The principal COPPA requirement is that individually identifiable information about minors under the age of 13 not be collected, used or displayed without first obtaining informed parental consent that is verifiable in light of present technology.

The FTC final regulations create a “sliding scale” of permissible methods for obtaining such consent. Consent for internal use of the individually identifiable information of children under the age of 13 can be obtained through e-mail plus an additional safeguard, such as confirming consent with a delayed e-mail, telephone call, or letter. Obtaining verifiable consent from a child’s parent to share that child’s information with a third party or enable the child to publicly distribute the information by, for example, allowing unrestricted access to a chat room or message board is significantly more burdensome. While the temporary “sliding scale implementation was due to expire on April 21, 2002, on October 31, 2001, the FTC extended the implementation period through April 21, 2005.

The FTC has required that parental consent for such higher risk activities be verified by more secure methods than e-mail, such as a credit card in connection with a transaction, print-and-sign forms, toll-free numbers staffed by trained operators, or digital signatures. Complying with the new requirements is costly and will likely dissuade some of our customers. While we will attempt to be fully compliant with the FTC requirements, our efforts may not be entirely successful. In addition, at times we rely upon outside vendors to maintain data-collection software, and there can be no assurance that they will at all times comply with our instructions to comply with COPPA. If our methods of complying with COPPA are inadequate, we may face litigation with the FTC or individuals, which would adversely affect our business.

Moreover, we have posted a privacy policy pertaining to all users and visitors to our web site. By doing so, we will subject ourselves to the jurisdiction of the FTC. Should any of our business practices be found to differ from our privacy policy, we could be subject to sanctions and penalties from the FTC. It is also possible that users or visitors could try to recover damages in a civil action as well.

The European Union recently enacted its own privacy regulations that may result in limits on the collection and use of certain user information. The laws governing the Internet, however, remain largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy, libel and commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on companies conducting business on the Internet. Furthermore, the Federal Trade Commission has recently investigated the disclosure of personal identifying information obtained from individuals by Internet companies. Evolving areas of law that are relevant to our business include privacy law, regulation on what websites contain, and sales and use tax. Because of this rapidly evolving and uncertain regulatory environment, we cannot predict how these laws and regulations might affect our business. In addition, these uncertainties make it difficult to ensure compliance with the laws and regulations governing the Internet. These laws and regulations could harm us by subjecting us to liability or forcing us to change how we do business.

     Laws Governing Sending of Unsolicited Commercial E-mail. We typically intend to provide our customers and other visitors to our Web sites with an opportunity to “opt-in,” or agree to receive e-mailings from us. In 2003, the federal government implemented the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (CAN-SPAM) designed to limit unsolicited commercial e-mail commonly referred to as “spam.”

In addition, California and a number of other states regulate the sending of e-mails for commercial purposes to third parties where there is no preexisting business relationship. Further, several states give Internet service providers (“ISPs”) a private right of action against those who send large e-mailings across their servers in contravention of the ISP’s posted policy. There is no guarantee that we will always be fully compliant in all of our communications at all times. Our failure to comply with applicable laws regarding these types of e-mails could result in significant fines, actual or statutory damages, and injunctive actions.

     Conformance to E-Commerce Statutory Requirements for Formation of Contracts.We intend to conduct e-commerce on our web sites, and through affiliated web sites. The applicable law on online formation of contracts has been unsettled and is evolving. On June 30, 2000, the federal government enacted the “E-Sign” statute, which in limited cases permits online formation of contracts. Similarly, on January 1, 2000, California adopted a standard version of the Uniform Electronic Transactions Act (“UETA”), which also permits electronic signatures and record-keeping for certain types of contracts. We attempt to comply with these laws, but there is no guarantee that we will be successful. Judicial interpretation of their application could result in customer contracts being set aside or modified. In that case, our e-commerce revenue could be materially adversely affected.

     Sales Tax. The tax treatment of goods sold over the Internet is currently unsettled. A number of proposals have been made at the state and local level that would impose additional taxes on the sale of goods through the Internet. Such proposals, if adopted, could substantially impair the growth of electronic commerce and could adversely affect our opportunity to derive financial benefit from electronic commerce. While the Internet Tax Freedom Act (ITFA) has placed a moratorium on new state and local taxes on Internet commerce, the tax moratorium expired on November 1, 2003 and has not been re-enacted. At least some state legislatures that will convene during early 2004 have indicated that they will move to expand their sales taxes to cover Internet commerce, if the ITFA is not reinstated. Imposing state sales taxes on Internet-based commerce would adversely affect our business.

     Intellectual Property. Copyrighted material that we develop, as well as our product marks and domain names relating to Novori, and other proprietary rights are important to our business prospects. We seek to protect our common-law trademarks through federal registration, but these actions may be inadequate. In addition, we principally rely upon trademark, copyright, trade secret and contract law to protect our proprietary rights. We generally intend to enter into confidentiality agreements, “work-made-for-hire” contracts and intellectual property licenses with our employees, consultants and corporate partners, respectively, as part of our efforts to control access to and distribution of our products, content and other proprietary information.

Environmental Law Compliance

To the extent which environmental compliance may be necessary, we do not anticipate any significant compliance expense.

Employees

As at September 12, 2007, we have no part time or full time employees. Both of our directors work full time as independent contractors and work in the areas of web development, business development and management. We currently engage independent contractors in the areas of business development, accounting and legal services.

Consulting Agreement

On January 24, 2007, we entered into a consulting agreement with 0775270 BC Ltd. Under the consulting agreement, we retained 0775270 BC Ltd. to provide us with consulting services, including: strategic and business consulting services; drafting one or more business plans; advice on various investor and public relations plans.

Pursuant to the consulting agreement, we are obligated to pay a consulting fee of $15,000 per month as compensation for financial consulting services. However we are only obligated to pay the consulting fee of $15,000 for any month when an advance of funds is requested and received by us in accordance with an equity distribution agreement. 0775270 BC Ltd. has the right to deduct the consulting fee of $15,000 from any advance of funds paid to us under the equity distribution agreement. The consulting agreement will continue for 24 months from January 24, 2007, subject to the terms of the equity distribution agreement.

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

We consider the following accounting policies to be both those important to the portrayal of our financial condition and that require the subjective judgment:

Revenue Recognition

We recognize revenue from the online sale of diamonds and diamond jewellery products in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements.” We account for revenue as a principal using the guidance in EITF 99-19, “Reporting Revenue Gross as a Principal vs. Net as an Agent”. Revenue consists of the sale of diamonds and diamond jewellery products and is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the product is shipped, and collectibility is reasonably assured. We provide the customer with a 30 day right of return. We recognize revenue at the time of sale in accordance with SFAS No. 48 “Revenue Recognition When Right of Return Exists”. Gross revenues and related cost of sales are reduced by the estimated amount of future returns based upon past historical experience. We sell to customers based on standard credit policies and regularly reviews accounts receivable for any bad debts. Allowances for doubtful accounts are based on an estimate of losses on customer receivable balances.

Foreign Currency Translation

Our functional currency is the United States dollar. Foreign currency transactions are accounted for in accordance with SFAS No. 52 “Foreign Currency Translation” (“SFAS No. 52”). Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. The functional currency of the wholly owned subsidiary is the Canadian dollar. The consolidated financial statements of the subsidiary are translated to United States dollars in accordance with SFAS No. 52 using period-end rates of exchange for assets and liabilities, and average rates of exchange for the year for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. We have not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Item 2. Description of Property.

Our properties are as follows:

Our principal executive offices are located at 5450 152nd Street, Suite 105, Surrey, British Columbia, Canada. On May 25, 2007, we entered into a lease agreement with Realacorp Management Ltd., a non-related party, to provide us an office space of approximately 1,200 square feet for an average rent of approximately $27,000 per year. The lease term is 5 years plus a 5 year renewal option. Our subsidiary, Novori Marketing, paid $7,975 to Realacorp Management as rent on our behalf for the year ended May 31, 2007. Website development work and customer sales and support currently take place at this office.

We have a US office located at 1313 East Maple Street, Suite 425 in Bellingham, Washington. Our rent is $40 per month, and our lease is on a month to month basis. This is a virtual office facility we use as a means of communication and convenience for our US customers.

Item 3. Legal Proceedings.

As of September 12, 2007, there are no judgments against us.

On July 11, 2007 Blue Nile, Inc. filed a claim against us in the United States District Court for the Western District of Washington, in Seattle, Washington. The claim alleges illicit appropriation by our use of eight copyrighted images of diamonds which appeared on our website. The action also seeks to enjoin us from using the images and seeks compensation for associated damages.

Although the range of allowable discretionary damages claimed by Blue Nile is broad, the pertinent case law indicates that the court will guide its discretion to award damages by looking at our profits and Blue Nile’s actual damages. Because of our limited revenues and absence of profits from the sale of loose diamonds since inception, we estimate that there is a moderate to high likelihood of limiting the maximum potential liability through an out of court settlement and there is a moderate to high likelihood that the sum of such damages would be significantly lower than both the maximum amount of allowable statutory damages and the cost of defending the claim.

We are currently in negotiations with Blue Nile to settle the claim.

In the interim, we have removed the allegedly infringing images from our website. We believe there is a high likelihood that the claim will settle within the next month.

Except the one legal proceeding described above, we know of no actual claims against us as of September 12, 2007. As of September 12, 2007 we are not subject to any claim, action or inquiry from any federal, provincial or other government agency.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Our common stock is not traded on any exchange. Our common stock is quoted on the OTC Bulletin Board, under the trading symbol “NOVO.OB”. The market for our stock is highly volatile. We cannot assure you that there will be a market in the future for our common stock. The OTC Bulletin Board securities are not listed and traded on the floor of an organized national or regional stock exchange. Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks. OTC Bulletin Board stocks are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

The following table shows the high and low prices of our common shares on the OTC Bulletin Board for each quarter since our common stock began to trade on the OTC Bulletin Board on November 22, 2006. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Period	High	Low
May 31, 2007 – August 31, 2007	2.08	0.43
February 28, 2007 – May 31, 2007 (1)	1.75	0.40
November 30, 2006 – February 28, 2007 (2)	0.45	0.16
November 22, 2006 – November 30, 2006	0.17	0.16

(1)	Note: a stock dividend of one common share for every one share of our common stock was paid out on March 30, 2007.
(2)	Note: a stock dividend of one common share for every one share of our common stock was paid out on February 16, 2007.

During August 2007, the highest price of our common stock on the OTC Bulletin Board was $0.98 and the lowest price was $0.43. On September 11, 2007, the closing price of our common stock on the OTC Bulletin Board was $0.44.

As of September 12, 2007, there were 88 holders of record of our common stock.

In 2007, we issued stock dividends twice on our common shares. On January 26, 2007 we declared that we would issue a stock dividend of one common share for every one share of our common stock recorded on February 9, 2007. The payment date was February 16, 2007. On March 12, 2007 we declared that we would issue a stock dividend of one common share for every one share of our common stock recorded on March 29, 2007. The payment date was March 30, 2007. After the two stock dividends, our outstanding shares were 51,514,500 common shares as of April 1, 2007.

We do not expect to declare or pay any cash or further stock dividends on our common shares in the foreseeable future. Payment of any future dividends will depend upon future earnings, if any, our financial condition, and other factors as deemed relevant by our Board of Directors.

As of September 12, 2007, we do not have any equity compensation plans.

Recent Sales of Unregistered Securities

From February 28, 2007 to September 12, 2007, we made the following sale of unregistered securities:

On July 5, 2007 we issued 441,000 shares of our common stock to 689719 BC Ltd. based on the conversion of the outstanding principal and interest of $88,200 at $0.20 per share pursuant to a convertible note. This issuance was exempt from registration pursuant to Regulation S.

We completed the offering of the common stock pursuant to Rule 903 of Regulation S of the Securities Act on the basis that the sale of the common stock was completed in an "offshore transaction", as defined in Rule 902(h) of Regulation S. We did not engage in any directed selling efforts, as defined in Regulation S, in the United States in connection with the sale of the units. The investor was not a US person, as defined in Regulation S, and was not acquiring the shares for the account or benefit of a US person.

The investor was given adequate access to sufficient information about us to make an informed investment decision. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved.

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

Overview

We are an online retailer of loose diamonds and fine jewelry. We provide our customers with a unique and safe online shopping experience that provides extensive product and purchasing information along with a no-risk purchase, meaning that customers can return products within 30 days for an exchange or refund. Through our jewelers, we have the ability to custom make any piece of jewelry. Our website showcases thousands of loose diamonds and hundreds of pieces of handcrafted jewelry.

To achieve our objectives, we must be able to maintain the quality of our website, selection of our products and a high level of customer support available through telephone and email. In the long term, we aim to develop a strong base of diamond and jewelry suppliers to allow us to expand the product line and knowledge base content on our website. If we are successful in increasing our sales volume, we must also build the infrastructure to accommodate increased order fulfillment.

In order to improve our liquidity, in the Fall of 2007 we intend to begin pursuing additional equity financing through discussions with investment bankers and private investors. There can be no assurance that we will be successful in our efforts to secure additional equity financing. If we are unable to raise equity or obtain alternative financing, we may not be able to continue operations with respect to the continued operation of our website.

Following the initial development stage, our organizational objective is to be "lean and mean". Because our business is web-based and the majority of our customer interface is electronic, we anticipate a slower growth plan for the business.

If operations and cash flow improve through future financing efforts, management believes that we can continue to operate. However, no assurance can be given that management's actions will result in profitable operations.

Results of Operations

Revenues and Gross Profit

All of our revenues were generated from the sale of diamonds and jewelry through our website, www.novori.com. Since our inception on July 26, 2004 to May 31, 2007, we received total revenues of $2,114,272. Our total revenues increased $803,737 or 125% to $1,445,096 for the year ended May 31, 2007 from $641,359 for the year ended May 31, 2006. The increase of 125% in revenues is due to increased consumer awareness of Novori and our website consistently ranking high on the search engines.

Since our inception on July 26, 2004 to May 31, 2007, costs of sales have been $1,856,667 resulting in gross profit of $257,605 or 12.2% . For the year ended May 31, 2007, costs of sales was $1,261,524 resulting in gross profit of $183,572 or 12.7% . For the year ended May 31, 2006, costs of sales was $573,528 resulting in gross profit of $67,831 or 10.6% . The fluctuations in our profit margins are due to a dramatic difference in profit margins from the sale of our different products and sharp competition. For example, we have the lowest profit margins from sales of our loose diamonds. Our business is also in an industry which is very price sensitive.

Expenses

Since our inception on July 26, 2004 to May 31, 2007, we incurred total operating expenses of $1,108,786, including $511 in amortization, $261,504 in consulting fees, $688,471 in general and administrative fees and $178,300 in professional fees. Our total expenses increased $167,893 or 39% from $426,530 for the year ended May 31, 2006 to $594,423 for the year ended May 31, 2007, due mainly to our increased day-to-day operating activities.

Our general and administrative costs for the year ended May 31, 2007 were $351,508 compared to $314,190 for the year ended May 31, 2006. Our general and administrative expenses consist of bank charges, travel, meals and entertainment, rent, foreign exchange, office maintenance, communication expenses (cellular, internet, fax, and telephone), courier, postage costs and office supplies.

Our professional fees increased $70,616 from $28,131 for the year ended May 31, 2006 to $98,747 for the year ended May 31, 2007. The significant increase in our professional fees is due to additional legal and auditing services provided and an increased cost in accounting services.

Our consulting fees for the year ended May 31, 2006 were $84,000 for our officers’ services, which were recorded as donated services by Harold Schaffrick and Mark Neild. Of $143,960 in our consulting fees for the year ended May 31, 2007, $101,960 was received as compensation by Harold Schaffrick and Mark Neild as compensation for their consulting services and $42,000 was recorded as donated services. The increase of $59,960 in our consulting fees is due to increased salaries for the year ended May 31, 2007.

Net Loss

We incurred net loss of $868,797 for the year ended May 31, 2007, compared to net loss of $358,699 for the same period in 2006. The increase of $510,098 in net loss was mainly due to the increased legal and auditing fees associated with a public company and increased marketing and promotion activities. From July 26, 2004 (date of inception) to May 31, 2007, we incurred net loss of $1,309,127.

We anticipate that we will incur increased sales and marketing costs, including hiring marketing consultants, broker fees and tradeshow attendance fees, as we implement our business growth strategies.

Liquidity and Capital Resources

We expect that our sales will continue to grow over the next twelve months. We intend to continue making financial investments in marketing and website development and expect to incur losses over the next two years.

As of May 31, 2007, we had working capital deficiency of $216,648, with total current assets of $44,324 and total current liabilities of $260,972. As at May 31, 2007 we had cash of $11,293 in our bank accounts. Net loss per share was $0.02 for the year ended May 31, 2007. Our accumulated net loss of $1,309,127 since our inception on July 26, 2004 until May 31, 2007 was funded by a combination of private placements, a loan from a related party, promissory and convertible notes. Deficit accumulated during the development stage was $570,425 as of May 31, 2006 and $1,439,222 as of May 31, 2007.

From July 26, 2004 (date of inception) to May 31, 2007, we raised $252,440 in cash from equity financing. Also we received a total of $230,000 from the issuance of two convertible notes and four promissory notes. 0775270 BC Ltd. has the right to purchase up to $1,260,000 worth of our common stock based on the term of the purchase price under the standby equity distribution agreement

We used net cash of $285,726 in operating activities for the year ended May 31, 2007, compared to $85,473 in operations for the same period in 2006. We received net cash of $275,000 from financing activities for the year ended May 31, 2007, compared to $93,000 from financing activities for the same period in 2006. Of $275,000 in net cash received from financing activities, $100,000 was received from the issuance of a convertible promissory note, $40,000 from the issuance of a promissory note and $135,000 from the subscription of our common stock. We do not have any investing activities for the year ended May 31, 2007. The decrease in cash was $17,920 for the year ended May 31, 2007.

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

We estimate that our cash requirements over the next 12 months (beginning September 2007) will be approximately $770,000 as follows:

  $180,000 in marketing and promotional expense (including marketing consultant cost of $60,000);
  $50,000 for inventory;
  $120,000 in auditor and legal fees;
  $50,000 in consulting fees;
  $280,000 in general and administrative expenses;
  $50,000 for the second phase of our website redesign; and
  $40,000 for website maintenance and improvements.

We anticipate that after September 2007 our monthly expenses will increase to $64,200, which includes $23,000 monthly for general and administrative expenses, $4,200 monthly for consulting expenses, $10,000 monthly for professional fees, $15,000 monthly for marketing, $7,500 monthly for website development and $4,200 monthly for inventory costs.

If we are successful in increasing traffic to our website and in increasing revenues, we anticipate that we may incur additional expenses in the areas of customer service and web support. We anticipate that we may need approximately $50,000 per year beginning May 2009 to pay salaries to employees working in the areas of customer service and web support. We believe that we will incur additional costs for personnel. In order for us to attract and retain quality personnel, our management anticipates we will need to offer competitive salaries, issue common stock to consultants and employees and grant stock or options to future employees.

Of the $770,000 we need for the next 12 months, we had $11,293 in cash as of May 31, 2007. According to the standby equity distribution agreement, we can receive a maximum of $630,000 over the next 12 months at our option. We intend to meet the balance of our cash requirements for the next 12 months (approximately $129,000) by sales and from private placements, loans or possibly a registered public offering (either self-underwritten or through a broker-dealer) within the next few months. If we are unsuccessful in raising enough money through future capital raising efforts, we may review other financing possibilities such as bank loans. At this time we do not have any commitments from any broker-dealers to provide us with financing.

There is no assurance that any financing will be available or if available, on terms that will be acceptable to us. If we do not generate at least $129,000 by sales or cannot raise it by financing, we may be unable to continue, develop or expand our operations.

Promissory Notes and Convertible Notes

We obtained a loan of $80,000 in accordance with a 5% convertible promissory note, dated July 5, 2005. The loan can be drawn down any time before April 5, 2007. The interest rate accrued at 5% per annum. The principal amount of this note is convertible at the option of the lender, 689719 BC Ltd., into our common shares at a price of $0.40 per share. Interest payments are due annually and the full principal amount is due on July 5, 2007. We have the option of paying down the principal in part or in whole at any time prior to the due date. We have already drawn down the entire balance of this note. On April 4, 2007 we entered into an addendum with the lender and changed the conversion price from $0.40 per share to $0.20 per share. On July 5, 2007 689719 BC Ltd. converted the outstanding principal and interest into our common stock.

On May 1, 2006, we entered into a promissory note with 689719 BC Ltd. and received a loan of $10,000. Under this note, interest is accrued at 5% per annum and the principal and interest was due on July 5, 2007. On July 5, 2007, we entered into an addendum with 689719 BC Ltd. to extend the due date to July 5, 2008

On May 24, 2006, we entered into a promissory note with 689719 BC Ltd. whereby we are entitled to receive a loan of $7,000. Under this note, interest is accrued at 5% per annum and the principal and interest are due on May 24, 2008. We received the loan of $7,000 on December 20, 2006.

On July 28, 2006, we entered into a promissory note with 0718806 BC Ltd. and received a loan of $30,000. Under this note, interest is accrued at 10% per annum and the principal and interest are due upon demand 90 days after advancement of funds.

On December 19, 2006, we entered into a promissory note with 689719 BC Ltd. and received a loan of $3,000 on December 20, 2006. Under this note, interest is accrued at 5% per annum and the principal and unpaid interest are due on December 19, 2009.

On January 23, 2007 we entered into an 8% convertible promissory note due February 1, 2009 with Focus Capital, pursuant to which we received a loan of $100,000. We may reduce the amount of the principal payable by paying down all or a portion of the principal back to Focus Capital at any time prior to February 1, 2009. At any time before February 1, 2009, Focus Capital has the right to convert all, or a portion of, the principal amount of the convertible note into our common stock at a conversion price which shall be the lesser of (a) $0.50 or (b) a 25% discount to the five-day volume weighted average stock price of our common stock as of the date of conversion.

On March 28, 2007 we entered into an addendum with Focus Capital and changed the conversion price to the lesser of (a) $0.25 per share or (b) a 25% discount to the five-day volume weighted average stock price as of the date of conversion. As at April 11, 2007 we have already drawn down the entire balance of this convertible note. We also agreed to register this convertible note on a registration statement with the SEC, covering the resale of all of our common stock underlying this convertible note.

Equity Distribution Agreement

On January 24, 2007 we entered into an equity distribution agreement with 0775270 BC Ltd., pursuant to which 0775270 BC Ltd. agreed to purchase up to $1,260,000 of our common stock. The purchase price of common shares shall be equal to 60% of the volume weighted average stock price during the five consecutive trading days after the Notice Date. There will be a minimum of 28 days between each advance of funds and the corresponding delivery of free trading shares. We may request a maximum advance of $45,000 for the first 12 months and $60,000 thereafter by each notice. Also, we agreed to file with the SEC a registration statement with respect to the resale of all of our common stock underlying this agreement.

This agreement will terminate permanently in the event that (a) there is any stop order or suspension of the effectiveness of the registration statement for 50 days or (b) we fail materially to comply with any covenants under this agreement and such failure is not cured within 30 days after receipt of written notice from 0775270 BC Ltd. After twelve months from the date on which the SEC first declares effective a registration statement, registering the resale of our common shares underlying this agreement, this agreement may be terminated at any time by either party, upon a 30-day written notice to the other party. Unless terminated earlier, this agreement will terminate on January 24, 2009. As at September 12, 2007, we have drawn down $225,000 pursuant to this agreement.

Known Material Trends and Uncertainties

As at May 31, 2007, we have no off-balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

We believe that the above discussion contains a number of forward-looking statements. Our actual results and our actual plan of operations may differ materially from what is stated above. Factors which may cause our actual results or our actual plan of operations to vary include, among other things, a decision of the Board of Directors not to pursue a specific course of action based on a re-assessment of the facts or new facts, changes in online diamond and jewelry sales, the diamond and jewelry distribution industry or general economic conditions.

Item 7. Financial Statements.

Our consolidated financial statements for the year ended May 31, 2007, together with the Report of Independent Registered Public Accounting Firm thereon, are included in this Report commencing on page F-1.

Novori Inc.
(A Development Stage Company)

May 31, 2007

Report of Independent Registered Public Accounting Firm

To the Directors and Stockholders
Novori Inc.
(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Novori Inc. (A Development Stage Company) as of May 31, 2007 and 2006 and the related consolidated statements of operations, cash flows and stockholders' deficit for the years then ended and accumulated from July 26, 2004 (Date of Inception) to May 31, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Novori Inc. (A Development Stage Company) as of May 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended and accumulated from July 26, 2004 (Date of Inception) to May 31, 2007, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has a working capital deficiency and has incurred significant operating losses since inception. The Company will need additional financing to sustain operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MANNING ELLIOTT LLP

CHARTERED ACCOUNTANTS

Vancouver, Canada

August 24, 2007

Novori Inc.
Consolidated Balance Sheets
(A Development Stage Company)
(Expressed in US dollars)

	May 31,	May 31,
	2007	2006
	$	$

ASSETS

Current Assets

Cash	11,293	29,213
Accounts receivable	–	2,079
Due from related party (Note 5(a))	2,796	–
Inventory	26,358	28,417
Prepaid expenses	3,877	70,750
Total Current Assets	44,324	130,459
Property and Equipment (Note 3)	115	324
Total Assets	44,439	130,783

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	56,197	38,447
Accrued liabilities (Note 4)	52,775	13,498
Due to a related party (Note 5(b))	10,000	10,000
Due to shareholder (Note 5(c))	15,000	–
Deferred revenue	–	37,309
Convertible note payable (Note 6(a))	80,000	–
Promissory notes (Note 7)	47,000	–
Total Current Liabilities	260,972	99,254

Convertible Note, less discount of $50,054 and $nil, respectively (Note 6(b))	49,946	80,000

Derivative Liability (Note 6(b))	488,000	–

Long term promissory notes (Note 7(c) and (d))	3,000	10,000

Total Liabilities	801,918	189,254

Contingencies and Commitments (Notes 1, 9 and 10)

Stockholders’ Deficit

Preferred Stock, 20,000,000 shares authorized, with a par value of $0.0001;
None issued and outstanding (Note 2(b))	–	–

Common Stock, 100,000,000 shares authorized, with a par value of $0.0001;
51,514,500 shares issued and outstanding (Note 12(b))	5,151	5,151

Additional Paid-in Capital	411,729	411,729

Common Stock Subscribed (Note 8(b))	135,000	–

Donated Capital (Note 5(d))	139,736	97,736

Accumulated Other Comprehensive Loss	(9,873)	(2,662)

Deficit Accumulated During the Development Stage	(1,439,222)	(570,425)

Total Stockholders’ Deficit	(757,479)	(58,471)

Total Liabilities and Stockholders’ Deficit	44,439	130,783

(The accompanying notes are an integral part of the consolidated financial statements)

Novori Inc.
Consolidated Statements of Operations
(A Development Stage Company)
(Expressed in US dollars)

	Accumulated from
	July 26, 2004	For the	For the
	(Date of Inception)	Year Ended	Year Ended
	to May 31,	May 31,	May 31,
	2007	2007	2006
	$	$	$

Revenue	2,114,272	1,445,096	641,359

Cost of sales	1,856,667	1,261,524	573,528

Gross Profit	257,605	183,572	67,831

Expenses

Amortization	511	208	209
Consulting fees (Note 5(d))	261,504	143,960	84,000
General and administrative	688,471	351,508	314,190
Professional fees	178,300	98,747	28,131

Total Operating Expenses	1,108,786	594,423	426,530

Operating Loss	(851,181)	(410,851)	(358,699)

Other Expense

Accretion of discount on convertible notes (Note 6)	(7,089)	(7,089)	–
Loss accrual on contingent liability (Note 10)	(20,000)	(20,000)	–
Loss on change in fair value of conversion feature (Note 6)	(430,857)	(430,857)	–

Net Loss	(1,309,127)	(868,797)	(358,699)

Other Comprehensive Loss
Foreign currency translation adjustment	(9,873)	(7,211)	(564)

Comprehensive Loss	(1,319,000)	(876,008)	(359,263)

Net Loss Per Share – Basic and Diluted		(0.02)	(0.01)

Weighted Average Shares Outstanding		51,514,500	50,511,000

(The accompanying notes are an integral part of the consolidated financial statements)

Novori Inc.
Consolidated Statements of Cash Flows
(A Development Stage Company)
(Expressed in US dollars)

	Accumulated from
	July 26, 2004	For the	For the
	(Date of Inception)	Year Ended	Year Ended
	to May 31,	May 31,	May 31,
	2007	2007	2006
	$	$	$
Operating Activities

Net loss for the year	(1,309,127)	(868,797)	(358,699)

Adjustments to reconcile net loss to net cash used in operating and activities:
Accretion of discount on convertible notes	7,089	7,089	–
Amortization	511	208	209
Donated services and rent	139,736	42,000	91,693
Loss on change in fair value of conversion feature	430,857	430,857	–
Issuance of common stock for services	189,250	60,750	128,250

Changes in operating assets and liabilities:
Accounts receivable	–	2,063	2,662
Inventory	(26,358)	2,059	(28,417)
Prepaid expenses	4,545	6,123	(10,000)
Accounts payable and accrued liabilities	100,509	57,026	43,483
Due to (from) related party	5,242	(2,795)	8,037
Due to shareholder	15,000	15,000	–
Deferred revenue	1,852	(37,309)	37,309

Net Cash Used In Operating Activities	(440,894)	(285,726)	(85,473)

Investing Activities

Purchase of property and equipment	(627)	–	–

Net Cash Used In Investing Activities	(627)	–	–

Financing Activities

Common stock reacquired	(19,905)	–	–
Proceeds from issuance of convertible note	180,000	100,000	80,000
Proceeds from issuance of promissory notes	50,000	40,000	10,000
Proceeds from issuance of common stock	117,440	–	3,000
Proceeds from common stock subscribed	135,000	135,000	–

Net Cash Flows Provided By Financing Activities	462,535	275,000	93,000

Effect of Exchange Rate Changes on Cash	(9,721)	(7,194)	(408)

Increase(Decrease) in Cash	11,293	(17,920)	7,119

Cash - Beginning of Period	–	29,213	22,094

Cash - End of Period	11,293	11,293	29,213

Non-Cash Financing and Investing Activities:

Issuance of common stock for services	189,250	–	189,000

Supplemental Disclosures:

Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of the consolidated financial statements)

Novori Inc.
Consolidated Statement of Stockholders’ Deficit
From July 26, 2004 (Date of Inception) to May 31, 2007
(A Development Stage Company)
(Expressed in US dollars)

							Deficit
						Accumulated	Accumulated
			Additional	Common		Other	During the
	Common		Paid-in	Stock	Donated	Comprehensive	Development
	Stock	Amount	Capital	Subscribed	Capital	Loss	Stage	Total
	#	$	$	$	$	$	$	$
Balance – July 26, 2004 (Date of
Inception)	–	–	–	–	–	–	–	–
Shares issued for cash:
- at $0.000025 per share	32,000,000	3,200	(2,400)	–	–	–	–	800
- at $0.004 per share	9,997,500	1,000	38,990	–	–	–	–	39,990
- at $0.05 per share	1,493,000	149	74,501	–	–	–	–	74,650
Shares issued for services:
- at $0.000025 per share	10,000,000	1,000	(750)	–	–	–	–	250
Shares reacquired for cash at $0.0065
per share, which includes a
discount of $0.04 per share	(3,000,000)	(300)	110,490	–	–	–	(130,095)	(19,905)
Shares issuance costs	–	–	(1,000)	–	–	–	–	(1,000)
Donated expenses	–	–	–	–	6,043	–	–	6,043
Foreign currency translation
adjustment	–	–	–	–	–	(2,098)	–	(2,098)
Net loss for the year	–	–	–	–	–	–	(81,631)	(81,631)
Balance – May 31, 2005	50,490,500	5,049	219,831	–	6,043	(2,098)	(211,726)	17,099
Shares issued for cash at $0.19 per	16,000	1	2,999	–	–	–	–	3,000
Shares issued for services at $0.19
per share	1,008,000	101	188,899	–	–	–	–	189,000
Donated services and expenses	–	–	–	–	91,693	–	–	91,693
Foreign currency translation
adjustment	–	–	–	–	–	(564)	–	(564)
Net loss for the year	–	–	–	–	–	–	(358,699)	(358,699)
Balance – May 31, 2006	51,514,500	5,151	411,729	–	97,736	(2,662)	(570,425)	(58,471)
Common stock subscribed	–	–	–	135,000	–	–	–	135,000
Donated services and expenses	–	–	–	–	42,000	–	–	42,000
Foreign currency translation
adjustment	–	–	–	–	–	(7,211)	–	(7,211)
Net loss for the year	–	–	–	–	–	–	(868,797)	(868,797)
Balance – May 31, 2007	51,514,500	5,151	411,729	135,000	139,736	(9,873)	(1,439,222)	(757,479)

On February 9, 2007, the Company completed a 2:1 forward stock split of the Company’s stock by way of a dividend of one share for each share of common stock outstanding and on March 29, 2007, the Company completed a 2:1 forward stock split of the Company’s stock by way of a dividend of two shares for each share of common stock outstanding. All share amounts have been retroactively adjusted for all periods presented.

(The accompanying notes are an integral part of the consolidated financial statements)

Novori Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements

1.	Nature of Operations and Continuance of Business

Novori Inc. (the “Company”) was incorporated in the State of Delaware, USA on July 26, 2004. Effective July 28, 2004, the Company incorporated a wholly-owned subsidiary, Novori Marketing Inc., in the Province of British Columbia, Canada. The Company’s principal business is the purchase and sale of diamonds over the Internet.

The Company has not produced significant revenue from its principal business and is a development stage company as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises”.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. While the Company has generated significant revenue since inception, it has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern and the ability of the Company to emerge from the development stage is dependent upon the ability of the Company to obtain necessary equity financing to continue operations, to generate significant revenues and the attainment of profitable operations. As at May 31, 2007, the Company has a working capital deficit of $216,648 and has accumulated losses of $1,439,222 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company's common shares are currently trading on the Over The Counter Bulletin Board (OTCBB) under the trading symbol ‘NOVO.OB’.

The Company expects its cash requirements over the next 12 months will be approximately $770,000 for marketing and promotions, inventory, general and administrative expenses and professional and consulting fees. The Company anticipates that it will receive up to $630,000 from the standby equity distribution agreement, and intends to meet the balance of its cash requirements for the next 12 months by sales and from private placements, loans or possibly a registered public offering within the next few months.

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

The preparation of these consolidated financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to long-lived assets, stock-based compensation, allowances for doubtful accounts, sales returns and allowances, inventory reserves, deferred income tax asset valuations, and loss contingencies. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Novori Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements

2.	Summary of Significant Accounting Policies (Continued)

c)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive income (loss) and its components in the consolidated financial statements. As at May 31, 2007, and 2006, the Company’s only component of comprehensive loss was foreign currency translation adjustments.

d)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

e)	Inventory

Inventory is determined on a first-in, first-out basis and is stated at the lower of cost or market. Market is determined based on the net realizable value, with appropriate consideration given to obsolescence, excessive levels, deterioration and other factors. As at May 31, 2007, inventory consisted of diamonds and settings held for sale.

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

The Company’s functional currency is the United States dollar. Foreign currency transactions are accounted for in accordance with SFAS No. 52 “Foreign Currency Translation” (“SFAS No. 52”). Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. The functional currency of the wholly owned subsidiary is the Canadian dollar. The financial statements of the subsidiary are translated to United States dollars in accordance with SFAS No. 52 using period-end rates of exchange for assets and liabilities, and average rates of exchange for the year for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

h)	Property and Equipment

Property and equipment consists of computer hardware and is recorded at cost. Computer hardware is being amortized on the straight-line basis over the estimated life of three years.

Novori Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements

2.	Summary of Significant Accounting Policies (Continued)

i)	Long-lived Assets

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

j)	Basic and Diluted Net Income (Loss) per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share" (“SFAS 128”). SFAS 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the consolidated statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. The Company has 200,000 potential common shares outstanding related to convertible notes payable. Refer to Note 6.

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

Novori Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements

2.	Summary of Significant Accounting Policies (Continued)

m)	Advertising Costs

Advertising costs are charged to operations as incurred. For the year ended May 31, 2007 and 2006, the Company recorded advertising costs of $nil and $128,250, respectively.

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

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative an qualitative factors. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of this statement did not have a material effect on the Company's reported financial position or results of operations.

Novori Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements

2.	Summary of Significant Accounting Policies (Continued)

p)	Recent Accounting Pronouncements (Continued)

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement did not have a material effect on the Company's reported financial position or results of operations.

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

Novori Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements

3.	Property and Equipment

			May 31,	May 31,
			2007	2006
		Accumulated	Net Carrying	Net Carrying
	Cost	Amortization	Value	Value
	$	$	$	$

Computer hardware	627	512	115	324

4.	Accrued Liabilities

	May 31,	May 31,
	2007	2006
	$	$

Accrued interest	12,255	5,140
Allowance for sales returns	5,641	911
Professional fees	14,879	7,447
Contingent liability (Note 10)	20,000	–

	52,775	13,498

5.	Related Party Transactions

	a)	At May 31, 2007, the Company is owed $2,796 (CDN$3,000) from an officer of the Company. This amount is non-interest bearing, unsecured, and due on demand.

	b)	At May 31, 2007, the Company owes $10,000 to a company controlled by two directors of the Company. This amount is non-interest bearing, unsecured, and due on demand.

c)

At May 31, 2007, the Company owes $15,000 to a shareholder for consulting fees with respect to the standby equity distribution agreement, as disclosed in Note 9(b). Under the terms of the agreement, the amounts are unsecured, non-interest bearing, and due on demand.

d)

Commencing December 1, 2006, the directors received $101,961 (CDN $115,800) as compensation for consulting services and the Company ceased to record donated services. During the fiscal year ended May 31, 2007, consulting fees of $42,000 (2006 - $84,000) were recorded as donated services by the directors of the Company.

6.	Convertible Notes

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

On April 4, 2007, the Company modified the terms of the $80,000 convertible note to reduce the conversion price from $0.40 per share to $0.20 per share to account for the retroactive application of the forward stock splits.

Novori Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements

6.	Convertible Notes (Continued)

b)

On January 23, 2007, the Company issued a $100,000 convertible note (the “Note”) maturing on February 1, 2009. Under the terms of the convertible note, interest is payable annually at 8% per annum, and the principal can be convertible into common shares of the Company at lesser of $0.50 per share or a 25% discount to the five day volume weighted average stock price of the Company’s common stock as of the date of conversion.

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

In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, the Company determined that the conversion feature of the Note met the criteria of an embedded derivative and therefore the conversion feature of the debt needed to be bifurcated and accounted for as a derivative. The debt does not meet the definition of “conventional convertible debt” because the number of shares which may be issued upon the conversion of the debt is not fixed. Therefore, the conversion feature, pursuant to EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, was accounted for as a derivative liability. The Company calculated the fair value of the conversion feature and recognized a discount of $57,143, being the difference between the face value and the fair value of the conversion feature.

Pursuant to EITF 00-19 the Company will adjust the carrying value of the conversion feature to its fair value at each reporting date. On May 31, 2007, the Company recognized a loss on the change in the fair value of the conversion feature of $430,857 increasing the carrying value of the derivative liability to $488,000.

For the year ended May 31, 2007, the Company accreted interest expense of $7,089 increasing the carrying value of the Note to $49,946. The Company will record further interest expense over the term of the Note of $50,054 resulting from the fair value of the conversion feature at May 31, 2007. The carrying value of the convertible debentures will be accreted to the face value of $100,000 to maturity.

7.	Promissory Notes

	a)	On May 1, 2006, the Company received $10,000 and issued a promissory note. Under the terms of the promissory note, interest is accrued at 5% per annum, is unsecured, and due on July 5, 2008.

b)

On July 28, 2006, the Company received $30,000 and issued a promissory note. Under the terms of the promissory note, interest is accrued at 10% per annum and the principal and interest is due upon demand 90 days after advancement of funds. As at May 31, 2007, the amount has not been repaid and the Company has recorded $2,507 of accrued interest.

c)

On December 20, 2006, the Company received $7,000 and issued a promissory note. Under the terms of the promissory note, the amount is unsecured, accrues interest at 5% per annum, and is due on May 24, 2008. At May 31, 2007, accrued interest of $156 has been recorded.

d)

On December 20, 2006, the Company received $3,000 and issued a promissory note. Under the terms of the promissory note, the amount is unsecured, accrues interest at 5% per annum, and is due on December 19, 2009. At May 31, 2007, accrued interest of $67 has been recorded.

Novori Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements

8.	Common Stock

a)

On February 9, 2007, the Company completed a 2:1 forward stock split of the Company’s stock by way of a dividend of one share for each share of common stock outstanding and on March 29, 2007, the Company completed a 2:1 forward stock split of the Company’s stock by way of a dividend of two shares for each share of common stock outstanding. As a result, the issued and outstanding common shares increased from 12,878,625 common shares to 51,514,500 common shares. All common share amounts have been retroactively adjusted for all periods presented.

b)

During the fiscal year ended May 31, 2007, the Company received advances of $135,000 pursuant to the equity distribution agreement described in Note 9(d). At May 31, 2007, the advances are included in common stock subscribed and the Company will issue 287,902 shares of common stock.

c)

On May 24, 2006, the Company issued 1,008,000 split-adjusted common shares at a price of $0.1875 per common share pursuant to a Search Engine Optimization Agreement signed May 26, 2005, in consideration for 18 months of services (see Note 9(a)). At May 31, 2006, the Company recorded advertising expense of $128,250 and prepaid expense of $60,000.

d)	On May 4, 2006, the Company issued 16,000 split-adjusted common shares at a price of $0.1875 per common share for cash proceeds of $3,000.

9.	Commitments

a)

On May 25, 2007, the Company entered into a lease agreement with a company to provide office space to the Company for a 5 year term plus a 5 year renewal option. Under the lease agreement, the Company is obligated to the following payments:

2008	Cdn $24,672
2009	Cdn $29,952
2010	Cdn $32,022
2011	Cdn $33,057
2012	Cdn $33,977

During the year ended May 31, 2007, the Company incurred rent expense of $7,975 from shared accommodations with a non-related company. For the year ended May 31, 2006, rent of $7,693 (CDN$9,000) was charged to operations and recorded as donated capital.

b)

On January 24, 2007, the Company entered into a standby equity distribution agreement with an investor, whereby the Company has the option to issue and sell to the investor the Company’s common stock up to an aggregate amount of $1,260,000 over a term of 24 months.

The number of shares of common stock of the Company that the investor shall receive for each advance shall be determined by dividing the amount of the advance by the purchase price which shall be 60% of the volume weighted average stock price during the five consecutive trading days after the date that the notice requesting an advance was made. The maximum amount for each advance shall be $45,000 for the first 12 months of the commitment period, and $60,000 thereafter. There must be a minimum of 28 days between each advance of funds and the corresponding delivery of shares.

Novori Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements

9.	Commitments (Continued)

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

c)

On January 24, 2007, the Company entered into a consulting agreement with the same investor as noted in Note 9(b) to provide consulting services for a period of 24 months. The Company is obligated to pay $15,000 of consulting fees for any month when an advance of funds is requested by the Company and made by the investor, pursuant to the distribution agreement entered between the parties on January 24, 2007. During the fiscal year ended May 31, 2007, the Company received advances of $135,000 and paid $45,000 of consulting fees.

d)

On December 1, 2006, the Company entered into a consulting agreement with a company to provide professional services relating to the search engine optimization of the Company’s Website. Under the terms of the agreement, the Company is obligated to pay $15,000 per month for an 18 month term commencing December 1, 2006.

10.	Contingent Liability

In July 2007, Blue Nile, Inc. (the “Plaintiff”) filed a claim against the Company in the United States District Court for the Western District of Washington, in Seattle, Washington. The Plaintiff sought money damages against the Company alleging illicit appropriation by the Company of eight copyrighted images of diamonds which appeared on the Company’s website. The only section of the Company’s website where the allegedly infringing images appeared featured loose diamonds exclusively. The action also seeks to enjoin the Company from using the images.

Although the range of allowable discretionary damages claimed by the Plaintiff is broad, the pertinent decisional authority indicates that the court will guide its discretion to award damages by looking at the Company’s profits and the Plaintiff’s actual damages. Due to the Company’s operating losses since inception and absence of profits from the sale of loose diamonds since inception, the Company estimated that there is a moderate to high likelihood of limiting the maximum potential liability through an out of court settlement and there is a moderate to high likelihood that the sum of such damages would be significantly lower than both the maximum amount of allowable statutory damages and the cost of defending the claim.

The Company is in negotiations with the Plaintiff to settle the claim and at May 31, 2007, the Company accrued $20,000 of contingent liability. As of August 24, 2007, there are no judgements against the Company.

Novori Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements

11.	Income Taxes

The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Income tax expense differs from the amount that would result from applying the U.S federal and state income tax rates to earnings before income taxes. The Company has a net operating loss carryforward of approximately $620,600 available to offset taxable income in future years which commence expiring in fiscal 2013. Pursuant to SFAS 109, the potential benefit of the net operating loss carryforward has not been recognized in the consolidated financial statements since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years.

The Company is subject to United States federal and state income taxes at an approximate rate of 35%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	May 31,	May 31,
	2007	2006
	$	$
Income tax recovery at statutory rates	304,000	127,000
Permanent differences	(168,000)	(31,000)
Valuation allowance change	(136,000)	(96,000)
Provision for income taxes	–	–

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred income taxes arise from temporary differences in the recognition of income and expenses for financial reporting and tax purposes. The significant components of deferred income tax assets and liabilities are as follows:

	May 31,	May 31,
	2007	2006
	$	$
Net operating loss carryforward	259,000	123,000
Valuation allowance	(259,000)	(123,000)
Net deferred income tax asset	–	–

The Company has recognized a valuation allowance for the deferred income tax asset since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years. The valuation allowance is reviewed annually. When circumstances change and which cause a change in management's judgment about the realizability of deferred income tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

Novori Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements

12.	Subsequent Events

a)

On June 12, 2007, the Board of Directors of the Company adopted a Certificate of Designation for Series A Convertible Preferred Stock which are convertible into common stock on a one for one basis at any time after June 12, 2009.

b)

On June 12, 2007, the Company entered into shareholder agreements with the President and Chief Financial Officer of the Company pursuant to which the President and CFO will each convert 9,500,000 shares of common stock into Series A Convertible Preferred Stock on a one for one basis. No other consideration would be paid in accordance with these transactions.

c)	On July 5, 2007, the Company extended the repayment terms of the $10,000 promissory note, as disclosed in Note 7(a), to July 5, 2008.

d)

On July 5, 2007, the holders of the convertible note, as disclosed in Note 6(a) exercised their option to convert the note into common shares of the Company. Based on the conversion price on the date of exercise at July 5, 2007, the amount owing is $88,200 which is convertible into common shares of the Company at the split-adjusted conversion price of $0.20 per common share, or 441,000 common shares of the Company.

e)

As at August 24, 2007, the Company has received cash advances of $90,000 and is committed to issue 95,376 common shares of the Company pursuant to the standard equity distribution agreement as disclosed in Note 9(b).

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Since inception, we have had no changes in or disagreements with our accountants. Our audited financial statements for the fiscal year ended May 31, 2007 have been included in this annual report in reliance upon Manning Elliott LLP, Independent Registered Public Accounting Firm, as experts in accounting and auditing.

Item 8A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 12, 2007. Based on this evaluation, our Chief Financial Officer and Chief Executive Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in the reports we file, within the time periods specified in the SEC’s rules and forms. Such evaluation did not identify any change in our internal control over financial reporting that occurred during the year ended May 31, 2007 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

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

Item 8B. Other Information.

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth the name, age, and position of the executive officers and directors of Novori as of September 12, 2007.

Name and Age	Position(s) Held in Novori Inc.	Principal Occupation(s) During Past 5 Years	Other Directorships Held by Director
Harold Schaffrick, 45	Director, President, CEO since July 2004 to present	President and CEO of Novori from July 2004 to present President of Blue Guru Investment Group Inc. d.b.a. iCanRx from Feb 2002 to July 2004	n/a
Mark Neild, 40	Director, CFO, Secretary, and Chief Accounting Officer since July 2004 to present; Treasurer since May 2005 to present	Secretary, CAO and CFO of Novori from July 2004 to present Treasurer of Novori from May 2005 to present Developer of online presence for ICanRx from Feb 2002 to July 2004	n/a
Nashrulla Jamani, 37	Senior VP of Investor Relations since October 2004 to present	Senior VP of Investor Relations of Novori from October 2004 to present Director of business development for Fairchild International Corp before 2004	n/a

Significant Employees

There are no individuals other than our executive officers who are expected to make a significant contribution to our business.

Family Relationships

There are no family relationships among directors, executive officers, or persons nominated or chosen by us to become directors or executive officers.

Legal Proceedings

There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholders are an adverse party or have a material interest adverse to us.

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past five years:

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

Board of Directors and Its Committees

The Board of Directors met in person or via telephone conferences regularly during our fiscal year ended May 31, 2007. Each member of the Board of Directors attended at least 75% of the meetings. The Board of Directors currently does not have a nominating committee or a compensation committee.

The functions of the Audit Committee are currently carried out by our Board of Directors. Our Board of Directors has determined that we do not have an audit committee financial expert on its Board of Directors carrying out the duties of the Audit Committee. The Board of Directors has determined that the cost of hiring a financial expert to act as a director and to be a member of the Audit Committee or otherwise perform Audit Committee functions outweighs the benefits of having a financial expert on the Audit Committee.

Director Nominees

We do not have a nominating committee. The Board of Directors, sitting as a Board, selects individuals to stand for election as members of the Board. Since the Board of Directors does not include a majority of independent directors, the decision of the Board as to director nominees is made by persons who have an interest in the outcome of the determination. The Board will consider candidates for directors proposed by security holders, although no formal procedures for submitting candidates have been adopted. Unless otherwise determined, not less than 90 days prior to the next annual Board of Directors' meeting at which the slate of Board nominees is adopted, the Board will accept written submissions of proposed nominees that include the name, address and telephone number of the proposed nominee; a brief statement of the nominee’s qualifications to serve as a director; and a statement as to why the shareholder submitting the proposed nominee believes that the nomination would be in the best interests of shareholders. If the proposed nominee is not the same person as the shareholder submitting the name of the nominee, a letter from the nominee agreeing to the submission of his or her name for consideration should be provided at the time of submission. The letter should be accompanied by a résumé supporting the nominee's qualifications to serve on the Board of Directors, as well as a list of references.

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

Code of Ethics

We have not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions because we have not yet finalized the content of such a code. Companies whose equity securities are listed for trading on the OTC Bulletin Board are not currently required to do so.

Item 10. Executive Compensation.

The following table sets forth, as of May 31, 2007, compensation awarded to our Chief Executive Officer (CEO), and to other persons serving as executive officers whose salary and bonus for such year exceeded $100,000 (collectively, the “Named Executive Officers”) for the last three completed fiscal years.

	Annual Compensation				Long Term Compensation			All other compens ation $
	Summary Annual Compensation				Awards		Payouts
Name and principal position	Year	Salary $	Bonus $	Other Annual Compensation $	Restricted Stock Award(s) $	Securities Underlying Options/SARs (#)	LTIP Payouts $
Harold Schaffrick President & CEO	2007	50,981(1)	0	0	0	0	0	0
	2006	0	0	0	0	0	0	0
	2005	10,500(1)	0	0	0	0	0	0

(1) Represents management consulting fees paid to Mr. Schaffrick as President.

Option/SAR Grants in Last Fiscal Year

No Options/SARs were granted in the last three fiscal years to any executive officers.

Employment Agreements

We have no written employment agreements with executive officers at this time. Consulting fees in the amount of $50,981 were paid to Harold Schaffrick, our President during this fiscal year. Last year we did not pay any consulting fees to Harold Schaffrick.

Compensation of Directors

Directors are entitled to receive reimbursement for all out-of-pocket expenses incurred for attendance at Board of Directors meetings.

Other Arrangements

There are no other arrangements.

Change of Control

There is no compensatory plan or arrangement with respect to any individual named above which results or will result from the resignation, retirement or any other termination of employment with us, or from a change in our control.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of September 12, 2007 by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock. Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

As of September 12, 2007, there were 32,955,500 common shares and 19,000,000 series A convertible preferred shares issued and outstanding. The holders of series A convertible preferred stock can convert their series A convertible preferred stock into our common stock at a rate of 1 share of common stock for 1 share of series A convertible preferred stock. The holders have the option to voluntarily convert the series A convertible preferred stock into common stock after June 12, 2009.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1) (#)	Percent of Class (2) (%)
Harold Schaffrick (3) Suite 105 – 5450 152nd St. Surrey, BC V3S 5J9	Common Preferred	9,500,000 9,500,000	29 50
Mark Neild (4) Suite 105 – 5450 152nd St. Surrey, BC V3S 5J9	Common Preferred	9,500,000 9,500,000	29 50
Nashrulla Jamani (5) 3131 Godwin Avenue Burnaby, BC V5C 4G3	Common Preferred	500,000 0	1.5 0
All Officers and Directors as a Group	Common Preferred	19,500,000 19,000,000	59 100

(1)	The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose.

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

(2)	Based on 32,955,500 issued and outstanding shares of common stock and 19,000,000 issued and outstanding shares of series A convertible preferred stock as of September 12, 2007.

(3)	Harold Schaffrick is our director, President and Chief Executive Officer.

(4)	Mark Neild is our director and Chief Financial Officer.

(5)	Nashrulla Jamani is our Senior Vice President of Investor Relations.

Item 12. Certain Relationships and Related Transactions.

As at May 31, 2007, we owed $10,000 to Blue Guru Investment Group Inc., a company controlled by Harold Schaffrick, our director and Chief Executive Officer, and Mark Neild, our director and Chief Financial Officer. These amounts are non-interest bearing, unsecured and due on demand.

As at May 31, 2007, we are owed $2,796 from Mark Neild, our Chief Financial Officer. This amount is non-interest bearing, unsecured and due on demand.

We paid approximately $101,961 to Harold Schaffrick and Mark Neild as compensation for consulting services from December 1, 2006 to May 31, 2007. On December 1, 2006, we ceased to record donated services by Mr. Schaffrick and Mr. Neild. Before December 1, 2006, we recorded $42,000 as donated services for the year ended May 31, 2007.

Other than as described above, we have not entered into any transactions with our officers, directors, persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

Item 13. Exhibits.

Exhibit	Exhibit
Number	Description

3.1	Certificate (Articles) of Incorporation (1)

3.2	Bylaws (1)

3.3	Certificate of Designation, Preferences and Rights (2)

10.1	5% Convertible Promissory Note with 689719 BC Ltd. dated July 5, 2005 (3)

10.2	Addendum to 5% Convertible Promissory Note

10.3	Standby Equity Distribution Agreement with 0775270 BC Ltd. dated January 24, 2007 (3)

10.4	Consulting Agreement with 0775270 BC Ltd. dated January 24, 2007 (3)

10.5	Shareholder Agreement with Harold Schaffrick

10.6	Shareholder Agreement with Mark Neild

21	Subsidiaries (1)

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Included as an exhibit to our Form SB-2 filed on December 15, 2005.
(2)	Included as an exhibit to our Form 8-K filed on June 19, 2007.
(3)	Included as an exhibit to our Form 10-QSB filed on April 17, 2007

Item 14. Principal Accountant Fees and Services.

Audit and Non-Audit Fees

The following table represents fees for the professional audit services and fees billed for other services rendered by our current auditors, Manning Elliott LLP for the audit of our annual financial statements for the year ended May 31, 2006 and 2007 and any other fees billed for other services rendered by Manning Elliott LLP during these periods. All fees are paid by US dollars.

	Year Ended May 31, 2006	Year Ended May 31, 2007
Audit fees	$6,500	$19,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$6,500	$19,000

Since our inception, our Board of Directors, performing the duties of the Audit Committee, reviews all audit and non-audit related fees at least annually. The Board of Directors as the Audit Committee pre-approved all audit related services in the Fiscal 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Novori Inc.

By: /s/ Harold Schaffrick

Date: September 13, 2007	Harold Schaffrick
President, Chief Executive Officer
Director

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Harold Schaffrick	President, Chief Executive	September 13, 2007
Harold Schaffrick	Officer, Director

/s/ Mark Neild	Director, Chief Financial	September 13, 2007
Mark Neild	Officer, Principal Accounting
Officer