Form 10QSB
period 2007-08-31
Novori Inc.
filed 2007-10-22
CIK 1343257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2007

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from _________ to _________

Commission File Number: 333-130344

NOVORI INC.
(Name of Small Business Issuer in its charter)

Delaware	47 - 0948014
(state or other jurisdiction of	(I.R.S. Employer I.D. No.)
incorporation or organization)

5450 152nd Street, Suite 105,
Surrey, British Columbia, Canada V3S 5J9
(Address of principal executive offices)

(778) 571 0880
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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of October 17, 2007, the registrant had 32,955,500 shares of common stock and
19,000,000 shares of Series A Convertible Preferred Stock outstanding.

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

These forward-looking statements involve significant risks and uncertainties, including, but not limited to, the following: competition, promotional costs, and risk of declining revenues. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of a number of factors. These forward-looking statements are made as of the date of this filing, and we assume no obligation to update such forward-looking statements. The following discusses our financial condition and results of operations based upon our consolidated financial statements which have been prepared in conformity with accounting principles generally accepted in the United States of America. It should be read in conjunction with our financial statements and the notes thereto included elsewhere herein.

Unless otherwise noted, all dollar references herein are in US dollars.

Item 1. Financial Statements

Novori Inc.
(Formerly a Development Stage Company)

August 31, 2007

Novori Inc.
Consolidated Balance Sheets
(Formerly a Development Stage Company)
(Expressed in US dollars)
(unaudited)

	August 31,	May 31,
	2007	2007
	$	$
ASSETS
Current Assets
Cash	23,239	11,293
Due from related party (Note 5(a))	2,829	2,796
Inventory	60,471	26,358
Prepaid expenses	3,922	3,877
Total Current Assets	90,461	44,324
Property and Equipment (Note 3)	63	115
Total Assets	90,524	44,439

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	84,874	56,197
Accrued liabilities (Note 4)	53,618	52,775
Due to a related party (Note 5(b))	10,000	10,000
Due to shareholder (Note 5(c))	15,000	15,000
Deferred revenue	30,057	–
Convertible note payable (Note 6(a))	–	80,000
Promissory notes (Note 7)	47,000	47,000
Total Current Liabilities	240,549	260,972
Convertible notes, less discount of $44,571 and $50,054, respectively (Note 6(b))	55,429	49,946
Derivative liability (Note 6(b))	80,000	488,000
Long-term promissory notes (Note 7(d))	3,000	3,000
Total Liabilities	378,978	801,918
Contingencies and Commitments (Notes 1, 10 and 11)

Stockholders’ Deficit
Preferred Stock, 20,000,000 shares authorized, with a par value of $0.0001;
19,000,000 issued and outstanding (May 31, 2007 – none)	1,900	–
Common Stock, 100,000,000 shares authorized, with a par value of $0.0001;
32,955,500 shares issued and outstanding (May 31, 2007 – 51,514,500
shares)	3,295	5,151
Additional Paid-in Capital	499,885	411,729
Common Stock Subscribed (Note 9(b))	270,000	135,000
Donated Capital	139,736	139,736
Accumulated Other Comprehensive Loss	(11,197)	(9,873)
Deficit	(1,192,073)	(1,439,222)
Total Stockholders’ Deficit	(288,454)	(757,479)
Total Liabilities and Stockholders’ Deficit	90,524	44,439

(The accompanying notes are an integral part of the consolidated financial statements)

Novori Inc.
Consolidated Statements of Operations
(Formerly a Development Stage Company)
(Expressed in US dollars)
(unaudited)

	For the	For the
	Three Months	Three Months
	Ended	Ended
	August 31,	August 31,
	2007	2006
	$	$
Revenue	468,315	333,406
Cost of sales	398,869	310,450
Gross Profit	69,446	22,956
Expenses
Amortization	52	52
Consulting fees	51,044	21,000
General and administrative	128,717	77,426
Professional fees	45,001	16,692
Total Operating Expenses	224,814	115,170
Operating Loss	(155,368)	(92,214)
Other Expense
Accretion of discount on convertible notes (Note 6)	(5,483)	–
Gain (loss) on change in fair value of conversion feature (Note 6)	408,000	–
Net Income (Loss)	247,149	(92,214)
Other Comprehensive Loss
Foreign currency translation adjustment	(1,324)	(84)
Comprehensive Income (Loss )	245,825	(92,298)
Net Loss Per Share – Basic and Diluted	0.01	–
Weighted Average Shares Outstanding	38,988,174	51,514,500

(The accompanying notes are an integral part of the consolidated financial statements)

Novori Inc.
Consolidated Statements of Cash Flows
(Formerly a Development Stage Company)
(Expressed in US dollars)
(unaudited)

	For the	For the
	Three months	Three months
	Ended	Ended
	August 31,	August 31,
	2007	2006
	$	$
Operating Activities

Net income (loss) for the period	247,149	(92,214)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on convertible notes	5,483	–
Amortization	52	52
Donated services and rent	–	21,000
Gain on change in fair value of conversion feature	(408,000)	–

Changes in operating assets and liabilities:
Accounts receivable	–	2,079
Inventory	(34,113)	14,197
Prepaid expenses	–	30,375
Accounts payable and accrued liabilities	37,656	7,546
Deferred revenue	30,057	(23,888)

Net Cash Used In Operating Activities	(121,716)	(40,853)

Financing Activities

Proceeds from issuance of convertible note	–	30,000
Proceeds from common stock subscribed	135,000	–

Net Cash Flows Provided By Financing Activities	135,000	30,000

Effect of Exchange Rate Changes on Cash	(1,338)	(84)

Increase(Decrease) in Cash	11,946	(10,937)

Cash - Beginning of Period	11,293	29,213

Cash - End of Period	23,239	18,276

Supplemental Disclosures:

Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of the consolidated financial statements)

Novori Inc.
(Formerly a Development Stage Company)
Notes to the Consolidated Financial Statements
August 31, 2007
(Expressed in U.S. dollars)

1.	Nature of Operations and Continuance of Business

Novori Inc. (the “Company”) was incorporated in the State of Delaware, USA on July 26, 2004. Effective July 28, 2004, the Company incorporated a wholly owned subsidiary, Novori Marketing Inc., in the Province of British Columbia, Canada. The Company’s principal business is the purchase and sale of diamonds over the Internet. The Company has produced significant revenue from its principal business and prior to June 1, 2007 was a development stage company as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises”.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. While the Company has generated revenue since inception, it has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern and the ability of the Company to emerge from the development stage is dependent upon the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at August 31, 2007, the Company has a working capital deficit of $150,088 and has accumulated losses of $1,192,073 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company‘s common shares are currently trading on the Over the Counter Bulletin Board (OTCBB) under the trading symbol ‘NOVO.OB’.

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

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive income (loss) and its components in the consolidated financial statements. As at August 31, 2007, and 2006, the Company’s only component of comprehensive loss was foreign currency translation adjustments.

Novori Inc.
(Formerly a Development Stage Company)
Notes to the Consolidated Financial Statements
August 31, 2007
(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

	e)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

	f)	Inventory

Inventory is determined on a first-in, first-out basis and is stated at the lower of cost or market. Market is determined based on the net realizable value, with appropriate consideration given to obsolescence, excessive levels, deterioration and other factors. As at August 31, 2007, inventory consisted of diamonds and settings held for sale.

	g)	Financial Instruments and Concentrations

The fair values of financial instruments, which include, cash, accounts payable, accrued liabilities, amounts due from and to related parties, convertible notes, and promissory notes were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company’s operations are in Canada resulting in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk. Financial instruments that potentially subject the Company to credit risk consist principally of cash. Cash is deposited with a high quality financial institution.

	h)	Foreign Currency Translation

The Company’s reporting currency is the United States dollar. Foreign currency transactions are accounted for in accordance with SFAS No. 52 “Foreign Currency Translation” (“SFAS No. 52”). Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. The functional currency of the wholly owned subsidiary is the Canadian dollar. The financial statements of the subsidiary are translated to United States dollars in accordance with SFAS No. 52 using period-end rates of exchange for assets and liabilities, and average rates of exchange for the year for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

Novori Inc.
(Formerly a Development Stage Company)
Notes to the Consolidated Financial Statements
August 31, 2007
(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

	k)	Basic and Diluted Net Income (Loss) per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share" (“SFAS 128”). SFAS 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the consolidated statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. The Company has 400,000 potential common shares outstanding related to convertible notes payable. Refer to Note 6.

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

Advertising costs are charged to operations as incurred. For the three month period ended August 31, 2007 and 2006, the Company recorded advertising costs of $51,870 and $62,042, respectively.

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

Novori Inc.
(Formerly a Development Stage Company)
Notes to the Consolidated Financial Statements
August 31, 2007
(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

	q)	Recent Issued Accounting Pronouncements

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

	r)	Recent Adopted Accounting Pronouncements

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

Novori Inc.
(Formerly a Development Stage Company)
Notes to the Consolidated Financial Statements
August 31, 2007
(Expressed in U.S. dollars)

3.	Property and Equipment

			August 31,	May 31,
			2007	2007
		Accumulated	Net Carrying	Net Carrying
	Cost	Amortization	Value	Value
	$	$	$	$
			(unaudited)

Computer hardware	627	564	63	115

4.	Accrued Liabilities

	August 31,	May 31,
	2007	2007
	$	$
	(unaudited)

Accrued interest	8,742	12,255
Allowance for sales returns	3,376	5,641
Professional fees	19,000	14,879
Contingent liability (Note 11)	20,000	20,000
Advertising and Promotion	2,500	–

	53,618	52,775

5.	Related Party Transactions

	a)	At August 31, 2007, the Company is owed $2,829 (CDN$3,000) from an officer of the Company. This amount is non-interest bearing, unsecured, and due on demand.

	b)	At August 31, 2007, the Company owes $10,000 to a company controlled by two directors of the Company. This amount is non-interest bearing, unsecured, and due on demand.

c)

At August 31, 2007, the Company owes $15,000 to a shareholder for consulting fees with respect to the standby equity distribution agreement, as disclosed in Note 10(c). Under the terms of the agreement, the amounts are unsecured, non-interest bearing, and due on demand.

	d)	For the three month period ended August 31, 2007, the directors received $51,044 (CDN $54,014) as compensation for consulting services provided to the Company.

6.	Convertible Notes

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

On July 5, 2007, the holders of the convertible note exercised their option to convert the note and accrued interest of $88,200 into 441,000 shares of common stock at a conversion price of $0.20 per share.

Novori Inc.
(Formerly a Development Stage Company)
Notes to the Consolidated Financial Statements
August 31, 2007
(Expressed in U.S. dollars)

6.	Convertible Note (continued)

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

Pursuant to EITF 00-19 the Company will adjust the carrying value of the conversion feature to its fair value at each reporting date. On August 31, 2007, the Company recognized a gain on the change in the fair value of the conversion feature of $408,000 decreasing the carrying value of the derivative liability to $80,000.

For the three month period ended August 31, 2007, the Company accreted interest expense of $5,483 increasing the carrying value of the Note to $55,429. The Company will record further interest expense over the term of the Note of $44,571 resulting from the fair value of the conversion feature at August 31, 2007. The carrying value of the convertible debentures will be accreted to the face value of $100,000 to maturity.

7.	Promissory Notes

	a)	On May 1, 2006, the Company received $10,000 and issued a promissory note. Under the terms of the promissory note, interest is accrued at 5% per annum, is unsecured, and due on July 5, 2008.

b)

On July 28, 2006, the Company received $30,000 and issued a promissory note. Under the terms of the promissory note, interest is accrued at 10% per annum and the principal and interest is due upon demand 90 days after advancement of funds. As at August 31, 2007, the amount has not been repaid and the Company has recorded $3,263 of accrued interest.

c)

On December 20, 2006, the Company received $7,000 and issued a promissory note. Under the terms of the promissory note, the amount is unsecured, accrues interest at 5% per annum, and is due on May 24, 2008. At August 31, 2007, accrued interest of $244 has been recorded.

d)

On December 20, 2006, the Company received $3,000 and issued a promissory note. Under the terms of the promissory note, the amount is unsecured, accrues interest at 5% per annum, and is due on December 19, 2009. At August 31, 2007, accrued interest of $105 has been recorded.

8.	Preferred Stock

a)

On June 12, 2007, the Board of Directors of the Company adopted a Certificate of Designation for Series A Convertible Preferred Stock which are convertible into common stock on a one for one basis at any time after June 12, 2009.

b)

On June 12, 2007, the Company entered into shareholder agreements with the President and Chief Financial Officer (“CFO”) of the Company pursuant to which each converted 9,500,000 shares of common stock into 9,500,000 Series A Convertible Preferred Stock on a one for one basis. No other consideration was paid in accordance with these transactions.

Novori Inc.
(Formerly a Development Stage Company)
Notes to the Consolidated Financial Statements
August 31, 2007
(Expressed in U.S. dollars)

9.	Common Stock

a)

During the three month period ended August 31, 2007, the Company received advances of $135,000 pursuant to the equity distribution agreement described in Note 10(b). At August 31, 2007, the advances are included in common stock subscribed and the Company will issue 179,088 shares of common stock.

b)

On June 12, 2007, the Company entered into shareholder agreements with the President and CFO of the Company pursuant to which each converted 9,500,000 shares of common stock into 9,500,000 Series A Convertible Preferred Stock on a one for one basis. No other consideration was paid in accordance with these transactions.

c)

On July 5, 2007, the holders of the convertible note, as disclosed in Note 6(a), exercised their option to convert the note and accrued interest of $88,200 into 441,000 shares of common stock at a conversion price of $0.20 per share. Refer to Note 6(a).

10.	Commitments

a)

On May 25, 2007, the Company entered into a lease agreement with a company to provide office space to the Company for a 5 year term plus a 5 year renewal option. Under the lease agreement, the Company is obligated to the following payments:

2008	Cdn $24,672
2009	Cdn $29,952
2010	Cdn $32,022
2011	Cdn $33,057
2012	Cdn $33,977

During the three month period ended August 31, 2007, the Company incurred rent expense of $5,409 (CDN$5,724). For the three month period ended August 31, 2006, rent of $1,942 (CDN$2,175) was charged to operations.

b)

On January 24, 2007, the Company entered into a standby equity distribution agreement with an investor, whereby the Company has the option to issue and sell to the investor the Company’s common stock up to an aggregate amount of $1,260,000 over a term of 24 months.

The number of shares of common stock of the Company that the investor shall receive for each advance shall be determined by dividing the amount of the advance by the purchase price which shall be 60% of the volume weighted average stock price during the five consecutive trading days after the date that the notice requesting an advance was made. The maximum amount for each advance shall be $45,000 for the first 12 months of the commitment period, and $60,000 thereafter. There must be a minimum of 28 days between each advance of funds and the corresponding delivery of common shares.

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

As at August 31, 2007, the Company has received proceeds of $270,000 and is committed to issue 464,491 common shares of the Company to the investor.

Novori Inc.
(Formerly a Development Stage Company)
Notes to the Consolidated Financial Statements
August 31, 2007
(Expressed in U.S. dollars)

10.	Commitments (continued)

c)

On January 24, 2007, the Company entered into a consulting agreement with the same investor as noted in Note 10(b) to provide consulting services for a period of 24 months. The Company is obligated to pay $15,000 of consulting fees for any month when an advance of funds is requested by the Company and made by the investor, pursuant to the distribution agreement entered between the parties on January 24, 2007. During the three month period ended August 31, 2007, the Company received advances of $135,000 and recorded consulting fees of $45,000, of which $15,000 is included in accounts payable.

d)

On December 1, 2006, the Company entered into a consulting agreement with a company to provide professional services relating to the search engine optimization of the Company’s Website. Under the terms of the agreement, the Company is obligated to pay $15,000 per month for an 18 month term commencing December 1, 2006.

11.	Contingent Liability

In July 2007, Blue Nile, Inc. (the “Plaintiff”) filed a claim against the Company in the United States District Court for the Western District of Washington, in Seattle, Washington. The Plaintiff sought money damages against the Company alleging illicit appropriation by the Company of eight copyrighted images of diamonds which appeared on the Company’s website. The section of the Company’s website where the allegedly infringing images appeared, featured loose diamonds exclusively. The action also seeks to enjoin the Company from using the images.

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

The Company is in negotiations with the Plaintiff to settle the claim and at May 31, 2007, the Company accrued $20,000 of contingent liability. As of August 31, 2007, there are no judgements against the Company.

Item 2. Management’s Discussion and Analysis or Plan of Operation

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

Our common stock is quoted on the OTC Bulletin Board under the symbol “NOVO.OB.” During the three months ended August 31, 2007, the highest price of our common stock on the OTC Bulletin Board was $2.08 and the lowest price was $0.43. On October 17, 2007, the high price of our common stock on the OTC Bulletin Board was $0.30 and the low price was $0.27.

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

Our website includes products from 100 diamond suppliers and 8 jewelers, all of whom are located in the US. The diamond suppliers supply us with loose diamonds that are ordered by customers. For orders of jewelry, we obtain the diamonds from one of our 100 diamond suppliers and we send those diamonds to one of our 8 jewelers for completion of our product. At the moment, we do not have any written agreements with our jewelers or diamond suppliers.

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

We also intend to encourage online sales through television exposure. Our media campaign consists of a variety of national television shows aired on major networks and their affiliates including FOX, NBC, CBS and ABC. Our diamond jewelry will be featured on these shows as either grand prizes or gifts. On September 25, 2007 we made our television debut on the new FOX television game show “Temptation” and on October 9, 2007 we made our second debut on it. On October 15, 2007, we provided gifts to groomsmen and bridesmaids on the "Wedding Extravaganza" and made our debut on "The Montel Williams Show".

On June 12, 2007 our Board of Directors approved a resolution adopting a certification of designation for Series A Convertible Preferred Stock. The Certificate of Designation allows the holders to convert their Series A Convertible Preferred Stock into common stock at a rate of one share of Series A Convertible Preferred Stock for one share of common stock. The holders cannot convert the Series A Convertible Preferred Stock back into common stock until after June 12, 2009.

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

Results of Operations for the three months ended August 31, 2007 compared to three months ended August 31, 2006

Revenues and Gross Profit

All of our revenues were generated from the sale of diamonds and jewelry through our website, www.novori.com, to a variety of individual customers. We do not anticipate that our products will appeal to corporate buyers and we do not anticipate that we will become reliant on a few major customers in the future.

Our total revenues increased $134,909 or 40% to $468,315 for the three months ended August 31, 2007 from $333,406 for the three months ended August 31, 2006. The increase of 40% in revenues is due to increased consumer awareness of Novori brand and our website consistently ranking high on the search engines.

For the three months ended August 31, 2007, costs of sales was $398,869 resulting in gross profit of $69,446 or 15%. For the three months ended August 31, 2006, costs of sales was $310,450 resulting in gross profit of $22,956 or 7%. The fluctuations in our profit margins are due to a dramatic difference in profit margins from the sale of our different products and sharp competition. For example, we have the lowest profit margins from sales of our loose diamonds. Our business is also in an industry which is very price sensitive.

Expenses

Our total expenses increased $109,644 or 95% from $115,170 for the three months ended August 31, 2006 to $224,814 for the three months ended August 31, 2007, due mainly to our increased day-to-day operating activities. Our total expenses during those periods include general and administrative expenses, consulting fees and professional fees and amortization.

Our general and administrative costs for the three months ended August 31, 2007 were $128,717 compared to $77,426 for the three months ended August 31, 2006. The increase of $51,291 or 66% in general and administrative costs was due to the increased promotion and marketing activities. Our general and administrative expenses consist of bank charges, travel, meals and entertainment, rent, foreign exchange, office maintenance, communication expenses (cellular, internet, fax, and telephone), courier, postage costs and office supplies.

Our professional fees increased $28,309 from $16,692 for the three months ended August 31, 2006 to $45,001 for the three months ended August 31, 2007. The significant increase in our professional fees is due to additional legal and auditing services provided and an increased cost in accounting services.

Our consulting fees for the three months ended August 31, 2006 were $21,000 for our officers’ services, which were recorded as donated services by Harold Schaffrick and Mark Neild. Our consulting fees of $51,044 for the three months ended August 31, 2007 was compensation for their consulting services in conjunction with our equity agreements. The increase of $30,044 in our consulting fees is due to these payments. We anticipate that we will incur increased sales and marketing costs, including television marketing campaign, broker fees and tradeshow attendance fees, as we implement our business growth strategies.

Our amortization fees were $52 each for the three months ended August 31, 2007 and the three months ended August 31, 2006.

Operating and Net Loss

We incurred operating loss of $155,368 for the three months ended August 31, 2007, compared to operating loss of $92,214 for the same period in 2006. The increase of $63,154 in operating losses was mainly due to the increased legal and auditing fees associated with a public company and increased marketing and promotion activities.

For the three months ended August 31, 2007, we generated net income of $247,149, due to a gain on change in fair value of conversion feature. We recognized a gain of $408,000 on the change in the fair value of the conversion feature decreasing the carrying value of the derivative liability to $80,000. For the three months ended August 31, 2006, we incurred net loss of $92,214.

Liquidity and Capital Resources for the three months ended August 31, 2007, compared to three months ended August 31, 2006

We expect that our sales will continue to grow over the next twelve months. We intend to continue making financial investments in marketing and website development and expect to incur losses over the next two years.

As of August 31, 2007, we had working capital deficiency of $150,088, with total current assets of $90,461 and total current liabilities of $240,549. As at August 31, 2007 we had cash of $23,239 in our bank accounts. Net loss per share was $0.01 for the three months ended August 31, 2007. Our accumulated net loss of $$1,192,073 since our inception on July 26, 2004 until August 31, 2007 was funded by a combination of private placements, a loan from a related party, and promissory and convertible notes.

For the three months ended August 31, 2007, we raised $135,000 in cash from equity financing. Since inception on July 26, 2004 until August 31, 2007 we have received, or have the right to receive, a total of $230,000 from the issuance of two convertible notes and four promissory notes. 0775270 BC Ltd. has the right to purchase up to $1,260,000 worth of our common stock based on the term of the purchase price under the standby equity distribution agreement. As at August 31, 2007, we have received proceeds of $270,000 pursuant to the standby equity distribution agreement and are committed to issue 464,491 shares of our common stock to 0775270 BC.

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

On May 1, 2006, we entered into a promissory note with 689719 BC Ltd. and received a loan of $10,000. Under this note, interest is accrued at 5% per annum and the principal and interest was due on July 5, 2007. On July 5, 2007, we entered into an addendum with 689719 BC Ltd. to extend the due date to July 5, 2008.

We used net cash of $121,716 in operating activities for the three months ended August 31, 2007, compared to $40,853 in operations for the same period in 2006. We received net cash of $135,000 from financing activities for the three months ended August 31, 2007, compared to $30,000 from financing activities for the same period in 2006. Net cash of $135,000 was received from the subscription of our common stock. We do not have any investing activities for the three months ended August 31, 2007. The increase in cash was $11,946 for the three months ended August 31, 2007, mainly due to the sale of our common stock for cash.

We expect that our total expenses will increase over the next year as we increase our marketing and promotional activities and sales. We have not been able to reach the break-even point for the last two fiscal years and have had to rely on us for capital resources. We believe that increased sales from our product will add new capital resources over the coming year, but we believe that our sales will not provide sufficient capital resources to sustain our operations and fund product development over the next 12 months. Therefore, we expect to incur substantial losses over the next two years. We estimate that our cash requirements over the next 12 months (beginning November 2007) will be approximately $770,000 as follows:

  $180,000 in marketing and promotional expenses (including television marketing campaign;
  $50,000 for inventory;
  $120,000 in auditor and legal fees;
  $50,000 in consulting fees;
  $280,000 in general and administrative expenses;
  $50,000 for the second phase of our website redesign; and
  $40,000 for website maintenance and improvements.

We anticipate that after November 2007 our monthly expenses will increase to $64,200, which includes $23,300 monthly for general and administrative expenses, $4,200 monthly for consulting expenses, $10,000 monthly for professional fees, $15,000 monthly for marketing, $7,500 monthly for website development and $4,200 monthly for inventory costs.

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

Of the $770,000 we need for the next 12 months, we had $23,239 in cash as of August 31, 2007. According to the standby equity distribution agreement, we can receive a maximum of $630,000 over the next 12 months at our option. We intend to meet the balance of our cash requirements for the next 12 months (approximately $117,000) by sales and from private placements, loans or possibly a registered public offering (either self-underwritten or through a broker-dealer) within the next few months. If we are unsuccessful in raising enough money through future capital raising efforts, we may review other financing possibilities such as bank loans. At this time we do not have any commitments from any broker-dealers to provide us with financing.

Need for Additional Financing

We are currently using search engine optimization marketing techniques and launching a television marketing campaign. We anticipate that in the future we will purchase printed ads to enhance our marketing effort. We are seeking equity financing to provide for the capital required to market our products and fully carry out our business plan. We cannot guarantee we will be successful in our business operations.

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

If we are unable to raise additional financing or generate net revenues of at least $117,000, we will have to significantly reduce our spending, delay or cancel planned activities or substantially change our current corporate structure. In such an event, we intend to implement expense reduction plans in a timely manner. However, these actions would have material adverse effects on our business, revenues, operating results, and prospects, resulting in a possible failure of our business. If we raise funds through equity or convertible securities, our existing stockholders may experience dilution and our stock price may decline.

Known Material Trends and Uncertainties

As of August 31, 2007, we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Certain Relationships and Related Party Transactions

As at August 31, 2007, we owed $10,000 to Blue Guru Investment Group Inc., a company controlled by Harold Schaffrick, our director and Chief Executive Officer, and Mark Neild, our director and Chief Financial Officer. This amount is non-interest bearing, unsecured and due on demand.

As at August 31, 2007, we are owed $2,829 from Mark Neild, our Chief Financial Officer. This amount is non-interest bearing, unsecured and due on demand.

For the three months ended August 31, 2007, we paid $51,044 to Harold Schaffrick and Mark Neild as compensation for consulting services.

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

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 2 to the financial statements, includes a summary of the significant accounting policies and methods used in the preparation of our financial statements. The following is a brief discussion of the critical accounting policies and methods used by us.

Revenue Recognition

We recognize revenue from the online sale of diamonds and diamond jewellery products in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements.” We account for revenue as a principal using the guidance in EITF 99-19, “Reporting Revenue Gross as a Principal vs. Net as an Agent”. Revenue consists of the sale of diamonds and diamond jewellery products and is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the product is shipped, and collectability is reasonably assured. We provide the customer with a 30 day right of return. We recognize revenue at the time of sale in accordance with SFAS No. 48 “Revenue Recognition When Right of Return Exists”. Gross revenues and related cost of sales are reduced by the estimated amount of future returns based upon past historical experience. We sell to customers based on standard credit policies and regularly reviews accounts receivable for any bad debts. Allowances for doubtful accounts are based on an estimate of losses on customer receivable balances.

Foreign Currency Translation

Our reporting currency is the United States dollar. Foreign currency transactions are accounted for in accordance with SFAS No. 52 “Foreign Currency Translation” (“SFAS No. 52”). Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. The functional currency of the wholly owned subsidiary is the Canadian dollar. The financial statements of the subsidiary are translated to United States dollars in accordance with SFAS No. 52 using period-end rates of exchange for assets and liabilities, and average rates of exchange for the year for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. We have not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Item 3. Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of October 17, 2007. Based on this evaluation, our Chief Financial Officer and Chief Executive Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in the reports it files, within the time periods specified in the SEC’s rules and forms. Such evaluation did not identify any change in our internal control over financial reporting that occurred during the quarter ended August 31, 2007 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

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

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, or use or disposition of the registrant's assets that could have a material effect on the financial statements.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

As of October 17, 2007, there are no judgments against us.

On July 11, 2007 Blue Nile, Inc. filed a claim against us in the United States District Court for the Western District of Washington, in Seattle, Washington. The claim alleges that we illicitly appropriated eight copyrighted images of diamonds which appeared on our website. The action also seeks to enjoin us from using the images and seeks compensation for associated damages.

Although the range of allowable discretionary damages claimed by Blue Nile is broad, the pertinent case law indicates that the court will guide its discretion to award damages by looking at our profits and Blue Nile’s actual damages. Because of our limited revenues and absence of profits from the sale of loose diamonds since inception, we estimate there is a moderate to high likelihood that the sum of such damages would be significantly lower than both the maximum amount of allowable statutory damages and the cost of prosecuting the claim. Further, we believe there is a moderate to high likelihood of limiting the maximum potential liability through an out of court settlement.

We are currently in the final stages of negotiations with Blue Nile to settle the claim.

In the interim, we have removed the allegedly infringing images from our website and conducted a due diligence review of the materials appearing on our website. We believe there is a high likelihood that the claim will settle within the next month.

Except the one legal proceeding described above, we know of no actual claims against us as of October 17, 2007. As of October 17, 2007 we are not subject to any claim, action or inquiry from any federal, provincial or other government agency.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

From May 31, 2007 to August 31, 2007, we have made the following sales of unregistered securities:

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit	Description
No.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Novori Inc.
(Registrant)

/s/ Harold Schaffrick
Date: October 22, 2007	Harold Schaffrick
President, Chief Executive Officer
Director

/s/ Mark Neild
Date: October 22, 2007	Mark Neild
Chief Financial Officer
Principal Accounting Officer, Director