Form 10QSB
period 2007-11-30
Novori Inc.
filed 2008-01-22
CIK 1343257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934

For the quarterly period ended November 30, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from _________to _________

Commission File Number: 333-147303

NOVORI INC.
(Name of Small Business Issuer in its charter)

Delaware	47 - 0948014
(state or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

5550 152nd Street, Suite 206,
Surrey, British Columbia, Canada V3S 5J9
(Address of principal executive offices)

5450 152nd Street, Suite 105,
Surrey, British Columbia, Canada V3S 5J9
(Address of former executive offices)

(778) 571 0880
Issuer’s telephone number

________________________________________________________________
Former name, former address, and former fiscal year, if changed since last report

Check whether the registrant (1) filed all reports required to be filed by sections 13 or
15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS
As of January 10, 2008, the registrant had 32,955,500 shares of common stock and
19,000,000 shares of Series A Convertible Preferred Stock outstanding.
Transitional Small Business Disclosure Format (Check one): YES ☐ NO ☒

PART I - FINANCIAL INFORMATION

Safe Harbor Statement

When we refer to Novori, we, our or us, we are referring to Novori Inc.

This report on Form 10-QSB contains certain forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for the purposes of these provisions, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operation; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing. Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements.

These forward-looking statements involve significant risks and uncertainties, including, but not limited to, the following: competition, promotional costs and risk of declining revenues. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of a number of factors. These forward-looking statements are made as of the date of this filing and we assume no obligation to update such forward-looking statements. The following report discusses our financial condition and results of operations based upon our consolidated financial statements which have been prepared in conformity with accounting principles generally accepted in the United States of America. The report should be read in conjunction with our financial statements and the notes thereto included elsewhere herein.

Unless otherwise noted, all dollar references herein are in US dollars.
Item 1. Financial Statements
Novori Inc.
November 30, 2007
Index
Consolidated Balance Sheets	F-1
Consolidated Statements of Operations	F-2
Consolidated Statements of Cash Flows	F-3
Notes to the Consolidated Financial Statements	F-4 to F-12

Novori Inc.
(Formerly a Development Stage Company)
Consolidated Balance Sheets
(Expressed in US dollars)

	November 30,	May 31,
	2007 (unaudited)	2007
	$	$
ASSETS
Current Assets
Cash	10,993	11,293
Due from related party (Note 6(a))	3,031	2,796
Inventory (Note 3)	58,693	26,358
Prepaid expenses	4,204	3,877

Total Current Assets	76,921	44,324
Property and Equipment (Note 4)	1,903	115

Total Assets	78,824	44,439

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	133,415	56,197
Accrued liabilities (Note 5)	25,411	52,775
Due to a related party (Note 6(b))	10,000	10,000
Due to shareholder (Note 6(c))	15,000	15,000
Deferred revenue	46,839	–
Convertible note payable (Note 7(a))	–	80,000
Promissory notes (Note 8)	47,000	47,000

Total Current Liabilities	277,665	260,972
Convertible notes, less discount of $38,552 and $50,054, respectively (Note 7(b))	61,448	49,946
Derivative liability (Note 7(b))	96,000	488,000
Long-term promissory notes (Note 8(d))	3,000	3,000

Total Liabilities	438,113	801,918

Contingencies and Commitments (Notes 1, 11 and 12)

Stockholders’ Deficit
Preferred Stock, 20,000,000 shares authorized, with a par value of $0.0001;
19,000,000 issued and outstanding (May 31, 2007 – none) (Note 9)	1,900	–
Common Stock, 100,000,000 shares authorized, with a par value of $0.0001;
32,955,500 shares issued and outstanding (May 31, 2007 – 51,514,500 shares) (Note 10)	3,295	5,151
Additional Paid-in Capital	499,885	411,729
Common Stock Subscribed (Note 11(b))	360,000	135,000
Donated Capital	139,736	139,736
Accumulated Other Comprehensive Loss	(24,599)	(9,873)
Deficit	(1,339,506)	(1,439,222)

Total Stockholders’ Deficit	(359,289)	(757,479)

Total Liabilities and Stockholders’ Deficit	78,824	44,439

Novori Inc.
(Formerly a Development Stage Company)
Consolidated Statements of Operations
(Expressed in US dollars)
(unaudited)

	For the	For the	For the	For the
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	November 30,	November 30,	November 30,	November 30,
	2007	2006	2007	2006
	$	$	$	$

Revenue	450,569	287,727	918,884	621,133
Cost of sales	392,653	244,940	791,522	555,390

Gross Profit	57,916	42,787	127,362	65,743

Expenses
Amortization	115	53	167	105
Consulting fees (Note 6(d))	56,596	21,000	107,640	42,000
General and administrative	87,156	69,794	215,873	147,220
Professional fees	39,463	26,927	84,464	43,619

Total Operating Expenses	183,330	117,774	408,144	232,944

Operating Loss	(125,414)	(74,987)	(280,782)	(167,201)

Other Expense
Accretion of discount on convertible notes (Note 7 (b))	(6,019)	–	(11,502)	–
Gain (loss) on change in fair value of conversion feature
(Note 7 (b))	(16,000)	–	392,000	–

Net Income (Loss)	(147,433)	(74,987)	99,716	(167,201)
Other Comprehensive Loss
Foreign currency translation adjustment	(13,402)	(12)	(14,726)	(96)

Comprehensive Income	(160,835)	(74,999)	84,990	(167,297)

Net Loss Per Share – Basic and Diluted	–	(0.01)	–	(0.01)

Weighted Average Shares Outstanding	32,956,000	12,879,000	35,986,000	12,879,000

Novori Inc.
(Formerly a Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US dollars)
(unaudited)

	For the	For the
	Six months	Six months
	Ended	Ended
	November 30,	November 30,
	2007	2006
	$	$
Operating Activities

Net income (loss) for the period	99,716	(167,201)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on convertible notes	11,502	–
Amortization	167	105
Donated services and rent	–	42,000
Gain on change in fair value of conversion feature	(392,000)	–

Changes in operating assets and liabilities:
Accounts receivable	–	2,079
Inventory	(32,335)	(694)
Prepaid expenses	–	60,116
Accounts payable and accrued liabilities	57,595	41,362
Deferred revenue	46,839	(8,528)

Net Cash Used In Operating Activities	(208,516)	(30,761)

Investing Activities

Purchase of property & equipment	(1,893)	–

Net Cash Used in Investing Activities	(1,893)	–

Financing Activities

Proceeds from issuance of promissory note	–	30,000
Proceeds from common stock subscribed	225,000	–

Net Cash Flows Provided By Financing Activities	225,000	30,000

Effect of Exchange Rate Changes on Cash	(14,891)	(96)

Decrease in Cash	(300)	(857)

Cash - Beginning of Period	11,293	29,213

Cash - End of Period	10,993	28,356

Supplemental Disclosures:

Interest paid	–	–
Income taxes paid	–	–

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. While the Company has generated revenue since inception, it has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at November 30, 2007, the Company has a working capital deficit of $200,744 and has accumulated losses of $1,339,506 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

	b)	Interim Consolidated Financial Statements

The interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-QSB. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended May 31, 2007, included in the Company’s Annual Report on Form 10-KSB filed on August 22, 2007 with the SEC.

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position at November 30, 2007 and May 31, 2007, and the consolidated results of its operations and consolidated cash flows for the six months ended November 30, 2007 and 2006. The results of operations for the six months ended November 30, 2007 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive income (loss) and its components in the consolidated financial statements. As at November 30, 2007, and 2006, the Company’s only component of comprehensive loss was foreign currency translation adjustments.

2.	Summary of Significant Accounting Policies (continued)

	e)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

	f)	Inventory

Inventory is determined on a first-in, first-out basis and is stated at the lower of cost or market. Market is determined based on the net realizable value, with appropriate consideration given to obsolescence, excessive levels, deterioration and other factors. As at November 30, 2007, inventory consisted of diamonds and settings that were held with suppliers on refund or ordered by customers, but not sent by the supplier.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements Liabilities –an Amendment of ARB No. 51”. This statement amends ARB 51 to establish accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's Company's financial statements.

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

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 did not have a material effect on the Company’s reported financial position or results of operations.

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

3.    Inventory

	November 30, 2007 $ (unaudited)	May 31, 2007 $
Customer Orders	13,969	-
Supplier Products	44,724	26,358
	58,693	26,358

4.	Property and Equipment
			November 30,	May 31,
			2007	2007
		Accumulated	Net Carrying	Net Carrying
	Cost	Amortization	Value	Value
	$	$	$	$
			(unaudited)

Computer hardware	2,583	680	1,903	115

5. Accrued Liabilities
			November 30,	May 31,
			2007	2007
			$	$
			(unaudited)

Accrued interest			11,735	12,255
Allowance for sales returns			5,398	5,641
Professional fees			–	14,879
Contingent liability			–	20,000
Advertising and Promotion			–	–
Inventory purchases			8,278	–
			25,411	52,775

6.	Related Party Transactions

	a)	At November 30, 2007, the Company is owed $3,031 (CDN$3,000) from an officer of the Company. This amount is non-interest bearing, unsecured, and due on demand.

	b)	At November 30, 2007, the Company owes $10,000 to a company controlled by two directors of the Company. This amount is non-interest bearing, unsecured, and due on demand.

	c)	At November 30, 2007, the Company owes $15,000 to a shareholder for consulting fees with respect to the standby equity distribution agreement, as disclosed in Note 10(c). Under the terms of the agreement, the amounts are unsecured, non-interest bearing, and due on demand.

	d)	For the six month period ended November 30, 2007, the directors received $107,640 (CDN $110,009) as compensation for consulting services provided to the Company.

7.	Convertible Notes

	a)	On July 5, 2005, the Company received $80,000 and issued a convertible note maturing on July 5, 2007. Under the terms of the convertible note, interest is payable annually at 5% per annum, and the principal can be convertible into common shares of the Company at $0.40 per common share.

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

Pursuant to EITF 00-19 the Company will adjust the carrying value of the conversion feature to its fair value at each reporting date. During the six month period ended November 30, 2007, the Company recognized a gain on the change in the fair value of the conversion feature of $392,000 decreasing the carrying value of the derivative liability to $96,000.

For the six month period ended November 30, 2007, the Company accreted interest expense of $11,502 increasing the carrying value of the Note to $61,448. The Company will record further interest expense over the term of the Note of $38,552 resulting from the fair value of the conversion feature at November 30, 2007. The carrying value of the convertible debentures will be accreted to the face value of $100,000 at maturity.

8.	Promissory Notes

	a)	On May 1, 2006, the Company received $10,000 and issued a promissory note. Under the terms of the promissory note, interest is accrued at 5% per annum, is unsecured, and due on July 5, 2008. At November 30, 2007, accrued interest of $856 has been recorded.

On July 28, 2006, the Company received $30,000 and issued a promissory note. Under the terms of the promissory note, interest is accrued at 10% per annum and the principal and interest is due upon demand 90 days after advancement of funds. As at November 30, 2007, the amount has not been repaid and the Company has recorded $4,011 of accrued interest.

8.	Promissory Notes (continued)

	c)	On December 20, 2006, the Company received $7,000 and issued a promissory note. Under the terms of the promissory note, the amount is unsecured, accrues interest at 5% per annum, and is due on May 24, 2008. At November 30, 2007, accrued interest of $332 has been recorded.

	d)	On December 20, 2006, the Company received $3,000 and issued a promissory note. Under the terms of the promissory note, the amount is unsecured, accrues interest at 5% per annum, and is due on December 19, 2009. At November 30, 2007, accrued interest of $142 has been recorded.

9.	Preferred Stock

	a)	On June 12, 2007, the Board of Directors of the Company adopted a Certificate of Designation for Series A Convertible Preferred Stock which are convertible into common stock on a one for one basis at any time after June 12, 2009.

	b)	On June 12, 2007, the Company entered into shareholder agreements with the President and Chief Financial Officer (“CFO”) of the Company pursuant to which each converted 9,500,000 shares of common stock into 9,500,000 Series A Convertible Preferred Stock on a one for one basis. No other consideration was paid in accordance with these transactions.

10.	Common Stock

	a)	During the six month period ended November 30, 2007, the Company received advances of $225,000 pursuant to the equity distribution agreement described in Note 11(b). At November 30, 2007, the advances are included in common stock subscribed and the Company will issue 529,913 shares of common stock.

	b)	On June 12, 2007, the Company entered into shareholder agreements with the President and CFO of the Company pursuant to which each converted 9,500,000 shares of common stock into 9,500,000 Series A Convertible Preferred Stock on a one for one basis. No other consideration was paid in accordance with these transactions.

	c)	On July 5, 2007, the holders of the convertible note, as disclosed in Note 7(a), exercised their option to convert the note and accrued interest of $88,200 into 441,000 shares of common stock at a conversion price of $0.20 per share.

11.	Commitments

	a)	On November 1, 2007, the Company entered into a new lease agreement with a company to provide office space to the Company for a 5 year term plus a 5 year renewal option. Under the lease agreement, the Company is obligated to the following payments:

Fiscal Period	Annual Payment
2008	Cdn $9,443
2009	Cdn $16,188
2010	Cdn $16,975
2011	Cdn $18,324
2012	Cdn $7,869

During the six month period ended November 30, 2007, the Company incurred rent expense of $9,335 (CDN$9,540). For the six month period ended November 30, 2006, the Company incurred rent expense of $3,834 (CDN$4,316).

11.	Commitments (continued)

	b)	On January 24, 2007, the Company entered into a standby equity distribution agreement with an investor, whereby the Company has the option to issue and sell to the investor the Company’s common stock up to an aggregate amount of $1,260,000 over a term of 24 months.

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

The Company has agreed to file a Registration Statement with the United States Securities and Exchange Commission with respect to the resale of all of the common stock underlying the distribution agreement. The Registration Statement was filed on November 13, 2007, but it must be declared effective by the SEC before the Company is allowed to send a notice to the investor requesting an advance of a portion of the commitment amount of $1,260,000. After twelve months from the date the Registration Statement is declared effective, the distribution agreement may be terminated at any time by either party, upon thirty days written notice to the other party.

The agreement will also terminate permanently in the event that (a) any stop order or suspension of the effectiveness of the registration statement for 50 days; (b) the Company fails materially to comply any of its covenants under the distribution agreement.

As at November 30, 2007, the Company has received proceeds of $360,000 and is committed to issue 815,316 common shares of the Company to the investor.

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

During the six month period ended November 30, 2007, the Company received advances of $225,000 and recorded consulting fees of $75,000, of which $15,000 is included in accounts payable.

	d)	On December 1, 2006, the Company entered into a consulting agreement with a company to provide professional services relating to the search engine optimization of the Company’s Website. Under the terms of the agreement, the Company is obligated to pay $15,000 per month for an 18 month term commencing December 1, 2006.

12.	Contingent Liability

In July 2007, Blue Nile, Inc. (the “Plaintiff”) filed a claim against the Company in the United States District Court for the Western District of Washington, in Seattle, Washington. The Plaintiff sought money damages against the Company alleging illicit appropriation by the Company of eight copyrighted images of diamonds which appeared on the Company’s website. The judgement also prevents the Company from using the copyrighted images on the Plaintiff’s website unless fees are paid and an agreement is reached with the Plaintiff.

The Company negotiated with the Plaintiff to settle the claim and on October 24, 2007, the Company paid $20,000 to settle the claim.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Although we have generated revenues, we have incurred significant operating losses from operations. We will need additional financing to sustain our operations. Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months. We anticipate that we will continue to incur losses for the next 24 months. Accordingly, we must raise cash from sources other than operations. Our only other source for cash at this time is investments by others in our company.

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

We are in the business of selling loose diamonds and fine jewelry to customers via the Internet. We hand craft and professionally finish all of our jewelry designs. Each finished piece of jewelry is inspected for quality purposes prior to being shipped to ensure a quality product is received by each customer. We provide our customers with a safe online shopping experience that provides extensive product and purchasing information. If our customers are dissatisfied for any reason, they may exchange or fully refund their merchandise by returning the item(s) to us within 30 days. Our jewelers are able to custom make any piece of jewelry to create a tailored and unique piece of jewelry. Our website showcases thousands of loose diamonds and hundreds of handcrafted designs.

We sell a selection of diamonds and customized diamond jewelry through our website, www.novori.com. We offer a selection of over 35,000 loose diamonds and over 600 different styles and settings of jewelry, including solitaire settings, rings with side stones and three stone settings, matching bridal sets (engagement rings and wedding bands), tension rings, wedding rings, diamond bracelets, earrings and pendants. Styles incorporate platinum, gold and white gold settings. In December 2007 we launched the newest addition to our already existing line of jewelry pieces -- The Sareen(TM) Collection. The prices of our jewelry range from as low as $200 to over $3,000.

We allow customers to create their own engagement rings by using online tools to mix and match diamonds and settings until they create the perfect ring. The customer chooses from a variety of settings, and then selects the diamond(s) based on the desired specifications of shape, carat weight, cut, color, clarity, polish and certification. If a chosen setting contains more than one diamond, the customer chooses each diamond separately, according to the desired specifications for each diamond within the setting.

The pieces sold on our website are created by 8 jewelers and supplied by 100 diamond suppliers all of whom are located in the US. The diamond suppliers supply us with loose diamonds that are ordered by customers. For orders of jewelry, we obtain the diamonds from one of our 100 diamond suppliers and we send those diamonds to one of our 8 jewelers for completion of our product. At the moment, we do not have any written agreements with our jewelers or diamond suppliers.

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

We also intend to encourage online sales through television exposure. Our media campaign consists of a variety of national television shows aired on major networks and their affiliates including FOX, NBC, CBS and ABC. Our diamond jewelry will be featured on these shows as either grand prizes or gifts. On September 25, 2007 we made our television debut on the new FOX television game show “Temptation” and on October 9, 2007 we made our second appearance on the show. On October 15, 2007, we provided gifts to groomsmen and bridesmaids on the "Wedding Extravaganza" and made our debut on "The Montel Williams Show".

Our common stock is quoted on the OTC Bulletin Board under the symbol “NOVO.OB.” In November 2007 we were added to Microcap Money Index of superior growth companies by Heritage First Capital & Equity Research Group.

Results of Operations

Revenues

All of our revenues were generated from the sale of diamonds and jewelry through our website, www.novori.com, to a variety of individual customers. We do not anticipate that our products will appeal to corporate buyers and we do not anticipate that we will become reliant on a few major customers in the future.

Our total revenues increased by $162,842 or 57% to $450,569 for the three months ended November 30, 2007 from $287,727 for the three months ended November 30, 2006. The increase in our total revenue for the six months ended November 30, 2007 was $297,751 or 48%, from $621,133 for the six months ended November 30, 2006 to $918,884. We attribute the increase in our total revenues to two factors: increased consumer awareness of the Novori brand; and increased traffic to our website resulting from consistently high rankings on internet search engines.

Gross Profit

For the three months ended November 30, 2007, our cost of sales totaled $392,653, resulting in a gross profit of $57,916 or 13%. This compares to the three months ended November 30, 2006, for which our cost of sales totaled $244,940 and resulted in a gross profit of $42,787 or 15%. For the six months ended November 30, 2007, our cost of sales was $791,522, with a resulting gross profit of $127,362 or 14%. For the six months ended November 30, 2006, our cost of sales totaled $310,450, resulting in a gross profit of $22,956 or 11%. Our profit margins fluctuate as a result of our sales mix in a given period as each of our jewelry pieces can have dramatically different profit margins depending on a number of factors, including which supplier we work with and the degree of customization involved. We also sell loose, unset diamonds, which sales have the lowest mark-up. Our profit margins are also affected by strong competition in the retail jewelry and engagement ring market, and the price sensitivity of diamonds and diamond jewelry.

Our gross profit increased by $15,129 or 35% for the three months ended November 30, 2006 and increased by $61,619 or 94% for the six months ended November 30, 2007. Our media campaign positively affected our sales. We doubled our number of sales generated during the six months ended November 30, 2007 as compared to the same period last year, resulting in a significant increase in our gross profit for the six months ended November 30, 2007 as compared to the six months ended November 30, 2006.

Expenses

Our total expenses increased $65,555 or 56% from $183,329 for the three months ended November 30, 2006 to $117,774 for the three months ended November 30, 2007. Our total expenses increased $175,199 or 75% from $408,143 for the six months ended November 30, 2006 to $232,944 for the six months ended November 30, 2007. The increase in our total expenses was due mainly to the increase in our day-to-day operating activities. We anticipate that we will incur increased expenses in order to implement our business growth strategy, which include the following: higher marketing expenses associated with our marketing campaign as we increase our marketing presence on television and online; higher sales related expense; and increased broker fees and tradeshow attendance fees.

Our total expenses during those periods include general and administrative expenses, consulting and professional fees, and amortization:

Our general and administrative costs increased $17,361 or 25% to $87,155 for the three months ended November 30, 2007 from $69,794 for the three months ended November 30, 2006. Our general and administrative costs increased $68,652 or 29% to $215,872 for the six months ended November 30, 2007 from $147,220 for the six months ended November 30, 2006. The increase in general and administrative costs was due to our increased promotional and marketing activities. Our general and administrative expenses consist of bank charges, travel, meals and entertainment, rent, foreign exchange, office maintenance, communication expenses (cellular, internet, fax, and telephone), courier, postage costs and office supplies.

Our professional fees increased $12,536 or 47% from $26,927 for the three months ended November 30, 2006 to $39,463 for the three months ended November 30, 2007. Our professional fees increased $40,845 or 94% from $84,464 for the six months ended November 30, 2006 to $43,619 for the six months ended November 30, 2007. The increase in our professional fees is due to additional auditing fees resulting from enhanced regulatory and disclosure requirements, and additional legal services necessitated by our increasing level of operations.

Our consulting fees increased $12,536 or 47% from $26,927 for the three months ended November 30, 2006 to $39,463 for the three months ended November 30, 2007. We paid consulting fees to Harold Schaffrick and Mark Neild for providing us with consulting services in accordance with our equity agreements. The increase in our consulting fees is due to a rise in the amount of compensation to be paid under our equity agreements.

Operating and Net Loss

We incurred an operating loss of $125,413 for the three months ended November 30, 2007, compared to an operating loss of $74,987 for the same period in 2006. For the six months ended November 30, 2007, we incurred an operating loss of $280,781, compared to an operating loss of $167,201 for the same period in 2006. The increase in operating losses for the 2007 periods was mainly due to the increased legal and auditing fees we incurred as a result of our status as a public company, with increasing regulatory and disclosure requirements to meet, as well as increased marketing and promotion activities.

We incurred a net loss of $147,432 for the three months ended November 30, 2007, compared to a net loss of $74,987 for the same period in 2006. For the six months ended November 30, 2007, we generated net income of $99,717as we recognized a gain of $392,000 on change in the fair value of the conversion feature which decreased the carrying value of a derivative liability owed by us by an aggregate of $80,000. For the six months ended November 30, 2006, we incurred a net loss of $167,201.

Liquidity and Capital Resources

We expect that our sales will continue to grow over the next twelve months. We intend to continue making financial investments in marketing and developing our website and expect to incur losses over the next two years.

As of November 30, 2007, we had a working capital deficiency of $200,744, with total current assets of $76,921 and total current liabilities of $277,665. As at November 30, 2007 we had cash of $10,993 in our bank accounts. Our net loss per share was $0.01 for the three months ended November 30, 2007. Our accumulated losses of $1,339,506 were mainly funded by a combination of private placements, a loan from a related party, and promissory and convertible notes.

For the six months ended November 30, 2007, we raised $225,000 in cash from equity financing. From our inception on July 26, 2004 until November 30, 2007, we have received, or have the right to receive, a total of $230,000 from the issuances of two convertible notes and four promissory notes. 0775270 BC Ltd. has the right to purchase up to $1,260,000 worth of our common stock for a purchase price described under the terms of the standby equity distribution agreement. As at November 30, 2007, we have received proceeds of $360,000 pursuant to the standby equity distribution agreement and are committed to issue 815,316 shares of our common stock to 0775270 BC.

We used net cash of $208,517 in operating activities for the six months ended November 30, 2007, compared to $30,761 in operations for the same period in 2006. We received net cash of $225,000 from financing activities for the six months ended November 30, 2007, compared to $30,000 from financing activities for the same period in 2006. Net cash of $225,000 was received from the subscription of our common stock. We used net cash of $1,893 on the purchase of computer for the six months ended November 30, 2007 compared to $0 for the same period in 2006. Our cash level decreased by $300 for the six months ended November 30, 2007.

We expect that our total expenses will increase over the next year as we increase our sales and our marketing and promotional activities. We have not been able to break-even for the last two fiscal years and have had to rely on equity financing to fund our capital resource requirments. We believe that increased sales of our products will increase our capital resources over the next 12 months, but not by a sufficient amount to sustain our operations and fund our planned product development over that period. Therefore, we expect to incur substantial losses over the next two years. We estimate that our cash requirements over the next 12 months (beginning January 2008) will be approximately $770,000 as follows:

  $180,000 in marketing and promotional expenses (including television marketing campaign;
  $50,000 for inventory;
  $120,000 in auditor and legal fees;
  $50,000 in consulting fees;
  $280,000 in general and administrative expenses;
  $50,000 for the second phase of our website redesign; and
  $40,000 for website maintenance and improvements.

We anticipate that after January 2008 our monthly expenses will increase to $64,200, which includes $23,300 monthly for general and administrative expenses, $4,200 monthly for consulting expenses, $10,000 monthly for professional fees, $15,000 monthly for marketing, $7,500 monthly for website development and $4,200 monthly for inventory costs.

If we are successful in increasing traffic to our website and in increasing revenues, we anticipate that we may incur additional expenses in the areas of customer service and web support. We anticipate that we may need approximately $50,000 per year beginning in May 2009 to pay salaries to employees working in these two areas. We believe that we will incur additional costs for personnel. In order for us to attract and retain quality personnel, our management anticipates we will need to offer competitive salaries, issue common stock to consultants and employees and grant stock or options to future employees.

Of the $770,000 we need for the next 12 months, we had $10,993 in cash as of November 30, 2007. According to the standby equity distribution agreement, we can receive a maximum of $675,000 over the next 12 months at our option. We intend to meet the balance of our cash requirements for the next 12 months (approximately $84,000) by sales and from private placements, loans or possibly a registered public offering (either self-underwritten or through a broker-dealer) within the next few months. If we are unsuccessful in raising enough money through future capital raising efforts, we may review other financing possibilities such as bank loans. At this time we do not have any commitments from any broker-dealers to provide us with financing.

Going Concern

Our current marketing techniques include using search engine optimization and product placement on television. We anticipate that in the future we will purchase printed ads to enhance our marketing effort. We are seeking equity financing to provide for the capital required to market our products and fully carry out our business plan. We cannot guarantee we will be successful in our business operations.

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

Even though we have generated revenues, we have incurred significant operating losses from operations. Since we anticipate we will expand operational activities, we may continue to experience net negative cash flows from operations and will be required to obtain additional financing to fund operations through equity securities’ offerings and bank borrowings to the extent necessary to provide working capital. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow from stockholders or other outside sources to sustain operations and meet our obligations on a timely basis and ultimately to attain profitability. We have limited capital with which to pursue our business plan. There can be no assurance that our future operations will be significant and profitable, or that we will have sufficient resources to meet our objectives.

These factors raise substantial doubt about our ability to continue as a going concern. Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months. Our financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business. If we are unable to obtain additional financing from outside sources and eventually produce enough revenues, we may be forced to significantly reduce our spending, delay or cancel our planned activities or substantially change our current corporate structure. In such an event, we intend to implement expense reduction plans in a timely manner. However, these actions would have material adverse effects on our business, revenues, operating results, and prospects, resulting in a possible failure of our business.

Off Balance Sheet Transactions

As of November 30, 2007, we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Revenue Recognition

We recognize revenue from the online sale of diamonds and diamond jewelry products in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements.” We account for revenue as a principal using the guidance in EITF 99-19, “Reporting Revenue Gross as a Principal vs. Net as an Agent”. Revenue consists of the sale of diamonds and diamond jewelry products and is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the product is shipped, and collectability is reasonably assured. We provide the customer with a 30 day right of return. We recognize revenue at the time of sale in accordance with SFAS No. 48 “Revenue Recognition When Right of Return Exists”. Gross revenues and related cost of sales are reduced by the estimated amount of future returns based upon past historical experience. We sell to customers based on standard credit policies and regularly reviews accounts receivable for any bad debts. Allowances for doubtful accounts are based on an estimate of losses on customer receivable balances.

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

Item 3. Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of January 10, 2008. Based on this evaluation, our Chief Financial Officer and Chief Executive Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in the reports it files, within the time periods specified in the SEC’s rules and forms. Such evaluation did not identify any change in our internal control over financial reporting that occurred during the quarter ended November 30, 2007 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

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

PART II – OTHER INFORMATION Item 1. Legal Proceedings.

As of January 10, 2008, we know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholders are an adverse party or have a material interest adverse to us.

On July 11, 2007, Blue Nile, Inc. (the "Plaintiff") filed a claim against us in the United States District Court for the Western District of Washington, in Seattle, Washington. The Plaintiff sought money damages and injunctive and other relief against us, alleging that we infringed at least eight copyrighted images of diamonds which appeared on our website.

We negotiated with the Plaintiff to settle the claim and on October 24, 2007, we paid $20,000 to settle the claim. We further entered into a stipulated permanent injunction and agreed that we will not copy or otherwise infringe the Plaintiff’s copyright in any photographs appearing on any Blue Nile website, and we have agreed to pay damages to the Plaintiff if any copyright of Blue Nile is infringed by us in the future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

From September 1, 2007 to November 30, 2007, we have not made any sales of unregistered securities.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Novori Inc. (Registrant)
/s/ Harold Schaffrick
Date: January 22, 2008	Harold Schaffrick
President, Chief Executive Officer
Director

/s/ Mark Neild
Date: January 22, 2008	Mark Neild
Chief Financial Officer
Principal Accounting Officer, Director