Form 10-Q
period 2008-02-29
Novori Inc.
filed 2008-04-21
CIK 1343257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2008

☐TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from _________to_________

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☑ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No☑

APPLICABLE ONLY TO CORPORATE ISSUERS

As of April 18, 2008, the registrant had 34,663,398 shares of common stock and 19,000,000 shares of Series A Convertible Preferred Stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited interim consolidated financial statements of Novori Inc. (the “Company”, “Novori”, “we”, “our”, “us”) follow. All currency references in this report are in US dollars unless otherwise noted.

Novori Inc.
(Formerly a Development Stage Company)
(Unaudited)
February 29, 2008
Index
Consolidated Balance Sheets	F-1
Consolidated Statements of Operations	F-2
Consolidated Statements of Cash Flows	F-3
Notes to the Consolidated Financial Statements	F-4

Novori Inc.
(Formerly a Development Stage Company)
Consolidated Balance Sheets
(Expressed in US dollars)
	February 29,	May 31,
	2008	2007
	$	$
	(unaudited)
ASSETS
Current Assets
Cash	18,556	11,293
Due from related party	–	2,796
Inventory, net (Note 3)	44,424	26,358
Prepaid expenses	4,226	3,877
Total Current Assets	67,206	44,324
Property and Equipment (Note 4)	1,624	115
Total Assets	68,830	44,439
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	216,371	56,197
Accrued liabilities (Note 5)	24,787	52,775
Due to a related party (Note 6(a))	6,953	10,000
Due to shareholder (Note 6(b))	15,000	15,000
Deferred revenue	9,763	–
Convertible note payable, less discount of $31,880 (Note 7(b))	68,120	80,000
Derivative liability (Note 7(b))	26,667	–
Promissory notes (Note 8)	47,000	47,000
Total Current Liabilities	414,661	260,972
Convertible note payable, less discount of $50,054 (Note 7(b))	–	49,946
Derivative liability (Note 7(b))	–	488,000
Long-term promissory notes (Note 8(d))	3,000	3,000
Total Liabilities	417,661	801,918
Contingencies and Commitments (Notes 1, 11 and 12)
Stockholders’ Deficit
Preferred Stock, 20,000,000 shares authorized, with a par value of $0.0001;
19,000,000 issued and outstanding (May 31, 2007 – none)	1,900	–
Common Stock, 100,000,000 shares authorized, with a par value of $0.0001;
32,955,500 shares issued and outstanding (May 31, 2007 – 51,514,500 shares)	3,295	5,151
Additional Paid-in Capital	499,885	411,729
Common Stock Subscribed (Note 11(b))	495,000	135,000
Donated Capital	139,736	139,736
Accumulated Other Comprehensive Loss	(28,421)	(9,873)
Deficit	(1,460,226)	(1,439,222)
Total Stockholders’ Deficit	(348,831)	(757,479)
Total Liabilities and Stockholders’ Deficit	68,830	44,439

(The accompanying notes are an integral part of the consolidated financial statements)

Novori Inc.
(Formerly a Development Stage Company)
Consolidated Statements of Operations
(Expressed in US dollars)

	For the	For the	For the	For the
	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	February 29,	February 28,	February 29,	February 28,
	2008	2007	2008	2007
	$	$	$	$
Revenue	535,226	374,350	1,454,110	995,483
Cost of sales	473,594	333,924	1,265,116	889,314
Gross Profit	61,632	40,426	188,994	106,169
Expenses
Amortization	212	52	379	157
Consulting fees (Note 6(c))	64,823	48,223	172,463	90,223
General and administrative	141,191	80,046	357,064	227,266
Professional fees	38,786	32,575	123,250	76,194
Total Operating Expenses	245,012	160,896	653,156	393,810
Operating Loss	(183,380)	(120,470)	(464,162)	(287,671)
Other Income (Expense)
Accretion of discount on convertible notes (Note 7)	(6,672)	(2,148)	(18,175)	(2,148)
Gain on change in fair value of conversion feature (Note 7)	69,333	15,005	461,333	15,005
Net Loss	(120,719)	(107,613)	(21,004)	(274,814)
Other Comprehensive Loss
Foreign currency translation adjustment	(3,822)	(675)	(18,548)	(771)
Comprehensive Loss	(124,541)	(108,288)	(39,552)	(275,585)
Net Loss Per Share – Basic and Diluted	–	–	–	(0.01)
Weighted Average Shares Outstanding	32,956,000	51,515,000	34,979,000	51,515,000

(The accompanying notes are an integral part of the consolidated financial statements)

Novori Inc.
(Formerly a Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US dollars)
	For the	For the
	Nine months	Nine months
	Ended	Ended
	February 29,	February 29,
	2008	2007
	$	$
Operating Activities
Net loss for the period	(21,004)	(274,814)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on convertible notes	18,175	2,148
Amortization	379	157
Donated services and rent	–	42,000
Gain on change in fair value of conversion feature	(461,333)	(15,005)
Provision for inventory obsolescence	6,487	–
Changes in operating assets and liabilities:
Accounts receivable	–	2,079
Inventory	(24,553)	(12,859)
Prepaid expenses	–	70,750
Accounts payable and accrued liabilities	139,790	39,610
Due to related party	–	(2,584)
Deferred revenue	9,763	8,884
Net Cash Used In Operating Activities	(332,296)	(139,634)
Investing Activities
Purchase of property & equipment	(1,893)	–
Net Cash Used in Investing Activities	(1,893)	–
Financing Activities
Proceeds from issuance of convertible note	–	100,000
Proceeds from issuance of promissory note	–	40,000
Proceeds from common stock subscribed	360,000	–
Net Cash Flows Provided By Financing Activities	360,000	140,000
Effect of Exchange Rate Changes on Cash	(18,548)	(771)
Increase (Decrease) in Cash	7,263	(405)
Cash - Beginning of Period	11,293	29,213
Cash - End of Period	18,556	28,808
Supplemental Disclosures:
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of the consolidated financial statements)

Novori Inc. (Formerly a Development Stage Company) Notes to the Consolidated Financial Statements (Unaudited) (Expressed in US dollars)

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. While the Company has generated revenue since inception, it has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at February 29, 2008, the Company has a working capital deficit of $347,455 and has accumulated losses of $1,460,226 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company‘s common shares are currently trading on the Over the Counter Bulletin Board (OTCBB) under the trading symbol ‘NOVO.OB’.

2.	Summary of Significant Accounting Policies

	a)	Basis of Presentation and Fiscal Year

These consolidated unaudited financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. These consolidated unaudited financial statements include the accounts of the Company and its wholly owned subsidiary, Novori Marketing Inc. All intercompany transactions and balances have been eliminated. The Company’s fiscal year-end is May 31.

	b)	Interim Consolidated Financial Statements

The interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-QSB. They do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these interim unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended May 31, 2007, included in the Company’s Annual Report on Form 10-KSB filed on August 22, 2007 with the SEC.

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position at February 29, 2008 and May 31, 2007, and the consolidated results of its operations and consolidated cash flows for the nine months ended February 29, 2008 and February 28, 2007. The results of operations for the nine months ended February 29, 2008 are not necessarily indicative of the results to be expected for future quarters or the full year.

Novori Inc. (Formerly a Development Stage Company) Notes to the Consolidated Financial Statements (Unaudited) (Expressed in US dollars)

2.	Summary of Significant Accounting Policies (continued)

	c)	Use of Estimates

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

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive income (loss) and its components in the consolidated financial statements. As at February 29, 2008 and February 28, 2007, the Company’s only component of comprehensive loss was foreign currency translation adjustments.

	e)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

	f)	Inventory

Inventory is determined on a first-in, first-out basis and is stated at the lower of cost or market. Market is determined based on the net realizable value, with appropriate consideration given to obsolescence, excessive levels, deterioration and other factors. As at February 29, 2008, inventory consisted of diamonds and settings that were held with suppliers on refund or ordered by customers, but not sent by the supplier.

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

Novori Inc. (Formerly a Development Stage Company) Notes to the Consolidated Financial Statements (Unaudited) (Expressed in US dollars)

2.	Summary of Significant Accounting Policies (continued)

	h)	Foreign Currency Translation (continued)

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

	k)	Basic and Diluted Net Income (Loss) per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share" (“SFAS 128”). SFAS 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the consolidated statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. The Company has 666,667 potential common shares outstanding related to convertible notes payable. Refer to Note 7.

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

Novori Inc. (Formerly a Development Stage Company) Notes to the Consolidated Financial Statements (Unaudited) (Expressed in US dollars)

2.	Summary of Significant Accounting Policies (continued)

	m)	Revenue Recognition (continued)

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

	q)	Recent Issued Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161,

“Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The Company is currently evaluating the impact of SFAS No. 161 on its financial statements.

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141R, “Business Combinations”. This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, and earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

Novori Inc. (Formerly a Development Stage Company) Notes to the Consolidated Financial Statements (Unaudited) (Expressed in US dollars)

2.	Summary of Significant Accounting Policies (continued)

	q)	Recent Issued Accounting Pronouncements (continued)

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements Liabilities –an Amendment of ARB No. 51”. This statement amends ARB 51 to establish accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, and earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

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

	r)	Recently Adopted Accounting Pronouncements

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

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The adoption of SAB No. 108 did not have a material effect on the Company’s reported financial position or results of operations.

Novori Inc. (Formerly a Development Stage Company) Notes to the Consolidated Financial Statements (Unaudited) (Expressed in US dollars)

2.	Summary of Significant Accounting Policies (continued)

	r)	Recently Adopted Accounting Pronouncements (continued)

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

3.	Inventory

	February 29,	May 31,
	2008	2007
	$	$
	(unaudited)
Customer orders	4,331	–
Supplier products	46,580	26,358
	50,911	26,358
Provision for inventory obsolescence	(6,487)	–
	44,424	26,358

4.   Property and Equipment

			February 29,	May 31,
			2008	2007
		Accumulated	Net Carrying	Net Carrying
	Cost	Amortization	Value	Value
	$	$	$	$
			(unaudited)
Computer hardware	2,520	896	1,624	115

5.	Accrued Liabilities

	February 29,	May 31,
	2008	2007
	$	$
	(unaudited)
Accrued interest	14,726	12,255
Allowance for sales returns	690	5,641
Professional fees	9,371	14,879
Contingent liability	–	20,000
	24,787	52,775

Novori Inc. (Formerly a Development Stage Company) Notes to the Consolidated Financial Statements (Unaudited) (Expressed in US dollars)

6.	Related Party Transactions

	a)	At February 29, 2008, the Company owes $6,953 (May 31, 2007 - $10,000) to a company controlled by two directors of the Company. This amount is non-interest bearing, unsecured, and due on demand.

b)

At February 29, 2008, the Company owes $15,000 to a shareholder for consulting fees with respect to the standby equity distribution agreement, as disclosed in Note 11(c). Under the terms of the agreement, the amounts are unsecured, non-interest bearing, and due on demand.

	c)	For the nine month period ended February 29, 2008, the directors received $172,463 (2007 - $90,223) as compensation for consulting services provided to the Company.

7.	Convertible Notes

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

On July 5, 2007, the holders of the convertible note exercised their option to convert the note and accrued interest of $88,200 into 441,000 shares of common stock at a conversion price of $0.20 per share. Refer to Note 10(c).

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

Pursuant to EITF 00-19 the Company will adjust the carrying value of the conversion feature to its fair value at each reporting date. During the nine month period ended February 29, 2008, the Company recognized a gain on the change in the fair value of the conversion feature of $461,333 decreasing the carrying value of the derivative liability to $26,667.

Novori Inc. (Formerly a Development Stage Company) Notes to the Consolidated Financial Statements (Unaudited) (Expressed in US dollars)

7.	Convertible Notes b) (continued)

For the nine month period ended February 29, 2008, the Company accreted interest expense of $18,174 increasing the carrying value of the Note to $68,120. The Company will record further interest expense over the term of the Note of $31,880 resulting in the carrying value of the convertible debentures to be accreted to the face value of $100,000 at maturity.

8.	Promissory Notes

	a)	On May 1, 2006, the Company received $10,000 and issued a promissory note. Under the terms of the promissory note, interest is accrued at 5% per annum, is unsecured, and due on July 5, 2008.

At February 29, 2008, accrued interest of $981 has been recorded.

b)

On July 28, 2006, the Company received $30,000 and issued a promissory note. Under the terms of the promissory note, interest is accrued at 10% per annum and the principal and interest is due upon demand 90 days after advancement of funds. As at February 29, 2008, the amount has not been repaid and the Company has recorded $4,759 of accrued interest.

c)

On December 20, 2006, the Company received $7,000 and issued a promissory note. Under the terms of the promissory note, the amount is unsecured, accrues interest at 5% per annum, and is due on May 24, 2008. At February 29, 2008, accrued interest of $419 has been recorded.

d)

On December 20, 2006, the Company received $3,000 and issued a promissory note. Under the terms of the promissory note, the amount is unsecured, accrues interest at 5% per annum, and is due on December 19, 2009. At February 29, 2008, accrued interest of $180 has been recorded.

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

a)

During the nine month period ended February 29, 2008, the Company received advances of $360,000 (May 31, 2007 - $135,000) pursuant to the equity distribution agreement described in Note 11(b). At February 29, 2008, the advances are included in common stock subscribed and the Company will issue 1,707,898 (May 31, 2007 – 285,403 shares of common stock) shares of common stock.

b)

On June 12, 2007, the Company entered into shareholder agreements with the President and CFO of the Company pursuant to which each converted 9,500,000 shares of common stock into 9,500,000 Series A Convertible Preferred Stock on a one for one basis. No other consideration was paid in accordance with these transactions.

c)

On July 5, 2007, the holders of the convertible note, as disclosed in Note 7(a), exercised their option to convert the note and accrued interest of $88,200 into 441,000 shares of common stock at a conversion price of $0.20 per share. Refer to Note 7(a).

Novori Inc. (Formerly a Development Stage Company) Notes to the Consolidated Financial Statements (Unaudited) (Expressed in US dollars)

11.	Commitments

a)

On November 1, 2007, the Company entered into a new lease agreement with a company to provide office space to the Company for a five year term plus a five year renewal option. Under the lease agreement, the Company is obligated to the following payments:

Fiscal Period	Annual Payment
2008	Cdn $4,047
2009	Cdn $16,188
2010	Cdn $16,975
2011	Cdn $18,324
2012	Cdn $7,869

During the nine month period ended February 29, 2008, the Company incurred rent expense of $15,593 (CDN$15,866). For the nine month period ended February 29, 2007, the Company incurred rent expense of $5,552 (CDN$6,470).

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

As at February 29, 2008, the Company has received proceeds of $495,000 and is committed to issue 1,707,898 common shares of the Company to the investor. Refer to Note 13(b).

c)

On January 24, 2007, the Company entered into a consulting agreement with the same investor as noted in Note 10(b) to provide consulting services for a period of 24 months. The Company is obligated to pay $15,000 of consulting fees for any month when an advance of funds is requested by the Company and made by the investor, pursuant to the distribution agreement entered between the parties on January 24, 2007. During the nine month period ended February 29, 2008, the Company received advances of $360,000 and recorded consulting fees of $120,000, of which $15,000 is included in accounts payable.

d)	On December 1, 2006, the Company entered into a consulting agreement with a company to provide professional services relating to the search engine optimization of the Company’s Website.

Under the terms of the agreement, the Company is obligated to pay $15,000 per month for an 18 month term commencing December 1, 2006. The Company changed the term to pay $7,500 per month beginning on January 1, 2008. During the nine months ended February 29, 2008, the Company recorded promotion and advertising fee of $120,000 of which $75,000 is included in accounts payable.

Novori Inc. (Formerly a Development Stage Company) Notes to the Consolidated Financial Statements (Unaudited) (Expressed in US dollars)

12.	Contingent Liabilities

a)

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

b)

On January 25, 2008, a civil lawsuit was filed against the Company, its officers, and an independent party with which the Company has no relationship, (collectively, the “Defendants”). The lawsuit was filed in State Court in Hillsborough County, Florida by three plaintiffs. The plaintiffs allege that the Defendants violated provisions of the Telephone Consumer Protection Act of 1991 by sending one or more unsolicited fax advertisements for the purchase of the Company’s securities to them and are seeking damages in excess of $15,000 together with declaratory and injunctive relief.

The Defendants have retained a lawyer in Florida who filed an appearance on their behalf and has filed an application to dismiss the claim on the basis that it has no merit whatsoever. The Company plans to vigorously defend the action and has been advised by legal counsel that it is possible the claim will be dismissed.

13.	Subsequent Events

a)

On April 11, 2008, the Company received $50,000 secured by a promissory note. Under the terms of the promissory note, interest will accrue at 12% per annum and the principal and interest are due at the earlier of 12 months from the execution of the note or such time that the Company completes a financing of debt or equity exceeding $500,000.

	b)	On April 14, 2008, the Company issued 1,707,898 shares of common stock to an investor pursuant to the standby equity distribution agreement described in Note 11(b).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology including "could", "may", "will", "should", "expect", "plan", "anticipate", "believe", "estimate", "predict", "potential" and the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this report.

Business Overview and Uncertainties

We were incorporated on July 26, 2004 under the laws of the State of Delaware. Our principal offices and studio are located at 5550 152nd Street, Suite 206, Surrey, British Columbia, Canada. Our telephone number is (778) 571-0880. Our fiscal year end is May 31. We have one subsidiary, Novori Marketing Inc., which was incorporated as a British Columbia company on July 26, 2004 for the purpose of carrying on marketing activities in British Columbia, Canada. Our website is www.novori.com.

We are in the business of selling loose diamonds and fine jewelry to customers via the Internet. We hand craft and professionally finish all of our jewelry designs. Each finished piece of jewelry is inspected for quality purposes prior to being shipped to ensure a quality product is received by each customer. We provide our customers with a safe online shopping experience that includes extensive product and purchasing information. If our customers are dissatisfied for any reason, they may exchange or fully refund their merchandise by returning the item(s) to us within 30 days. Our jewelers are able to custom make any piece of jewelry to create a tailored and unique piece of jewelry. Our website showcases thousands of loose diamonds and hundreds of handcrafted designs.

We sell a selection of diamonds and customized diamond jewelry through our website, www.novori.com. We offer a selection of over 50,000 loose diamonds and over 600 different styles and settings of jewelry, including solitaire settings, rings with side stones and three stone settings, matching bridal sets (engagement rings and wedding bands), tension rings, wedding rings, diamond bracelets, earrings and pendants. Styles incorporate platinum, gold and white gold settings. We are continually updating our website with new product offerings in order to increase the selection available and attract new customers. In December 2007 we launched the newest addition to our already existing line of jewelry pieces -- The Sareen(TM) Collection. The prices of our jewelry range from as low as $200 to over $3,000.

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

Our database list of diamonds changes nightly and contains approximately 50,000 diamonds from over 140 diamond suppliers. Of these 140 suppliers we will use approximately 80 to 100 suppliers over the course of a year. The pieces sold on our website are created by 9 jewelers all of whom are located in the US. The diamond suppliers supply us with loose diamonds that are ordered by customers. For orders of jewelry, we obtain the diamonds from one of our 140 diamond suppliers and we send those diamonds to one of our 9 jewelers for completion of our product. At the moment, we do not have any written agreements with our jewelers or diamond suppliers.

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

Our total revenues increased by $160,876 to $535,226 for the three months ended February 29, 2008 from $374,350 for the three months ended February 28, 2007. The increase in our total revenue for the nine months ended February 29, 2008 was $458,627 from $995,483 for the nine months ended February 28, 2007 to $1,454,110 for the nine months ended February 29, 2008. We attribute the increase in our total revenues to three factors: new product offerings, increased consumer awareness of the Novori brand; and increased traffic to our website resulting from consistently high rankings on internet search engines.

Gross Profit

For the three months ended February 29, 2008, our cost of sales totaled $473,594, resulting in a gross profit of $61,632 or 13%. This compares to the three months ended February 28, 2007, for which our cost of sales totaled $333,924 and resulted in a gross profit of $40,426 or 12%. For the nine months ended February 29, 2008, our cost of sales was $1,265,116, with a resulting gross profit of $188,994 or 13%. For the nine months ended February 28, 2007, our cost of sales totaled $889,314, resulting in a gross profit of $106,169 or 12%. Our profit margins fluctuate as a result of our sales mix in a given period as each of our jewelry pieces can have dramatically different profit margins depending on a number of factors, including which supplier we work with and the degree of customization involved. We also sell loose, unset diamonds, which sales have the lowest mark-up. Our profit margins are also affected by strong competition in the retail jewelry and engagement ring market, and the price sensitivity of diamonds and diamond jewelry.

Our gross profit increased by $21,206 for the three months ended February 29, 2008 over the same period in 2007, and by $82,825 for the nine months ended February 29, 2008 over the same period in 2007. Our media campaign positively affected our sales. We had nearly 1.5 times the number of sales generated during the nine months ended February 29, 2008 as compared to the same period last year, resulting in a significant increase in our gross profit for the nine months ended February 29, 2008 as compared to the nine months ended February 28, 2007.

Expenses

Our total expenses increased by $84,116 from $160,896 for the three months ended February 28, 2007 to $245,012 for the three months ended February 29, 2008. Our total expenses for the nine months ended February 29, 2008 were $653,156 compared to $393,810 for the nine months ended February 28, 2007. The increase in our total expenses was due mainly to the increase in our day-to-day operating activities. We anticipate that we will incur increased expenses in order to implement our business growth strategy, which includes the following: higher marketing expenses associated with our marketing campaign as we increase our marketing presence on television and online; higher sales related expense; and increased broker fees and tradeshow attendance fees.

Our total expenses during those periods include general and administrative expenses, consulting and professional fees, and amortization:

Our general and administrative costs increased by $61,145 to $141,191 for the three months ended February 29, 2008 from $80,046 for the three months ended February 28, 2007. Our general and administrative costs increased by $129,798 to $357,064 for the nine months ended February 29, 2008 from $227,266 for the nine months ended February 28, 2007. The increase in general and administrative costs was due to our increased promotional and marketing activities. Our general and administrative expenses consist of bank charges, travel, meals and entertainment, rent, foreign exchange, office maintenance, communication expenses (cellular, internet, fax, and telephone), courier, postage costs and office supplies.

Our professional fees increased by $6,211 from $32,575 for the three months ended February 28, 2007 to $38,786 for the three months ended February 29, 2008. Our professional fees increased by $47,056 from $76,194 for the nine months ended February 28, 2007 to $123,250 for the nine months ended February 28, 2008. The increase in our professional fees is due to additional auditing fees resulting from enhanced regulatory and disclosure requirements, and additional legal services necessitated by our increasing level of operations.

Our consulting fees increased by $16,600 from $48,223 for the three months ended February 28, 2007 to $64,823 for the three months ended February 29, 2008. We paid consulting fees to Harold Schaffrick and Mark Neild for providing us with consulting services in accordance with our equity agreements. The increase in our consulting fees is due to a rise in the amount of compensation to be paid under our equity agreements.

Operating and Net Loss

We incurred an operating loss of $183,380 for the three months ended February 29, 2008, compared to an operating loss of $120,470 for the same period in 2007. For the nine months ended February 29, 2008, we incurred an operating loss of $464,162, compared to an operating loss of $282,671 for the same period in 2007. The decrease in operating loss for the three months ended February 29, 2008 was due to higher revenue and a slight decrease in operating expenses. The increase in operating loss for the nine months ended February 29, 2008 was mainly due to the increased consulting fees paid to our executive officers under our equity agreements, increased legal and auditing fees we incurred as a result of our status as a public company, with increasing regulatory and disclosure requirements to meet, as well as increased marketing and promotion activities.

We incurred a net loss of $120,719 for the three months ended February 29, 2008, compared to a net loss of $107,613 for the same period in 2007. For the nine months ended February 29, 2008, we incurred a net loss of $21,004. For the nine months ended February 28, 2007, we incurred a net loss of $274,814.

Liquidity and Capital Resources

We expect that our sales will continue to grow over the next twelve months. We intend to continue making financial investments in marketing and developing our website and expect to incur losses over the next two years.

As of February 29, 2008, we had a working capital deficiency of $347,455, with total current assets of $67,206 and total current liabilities of $414,661. As at February 29, 2008, we had cash of $18,556 in our bank accounts. Our accumulated losses of $1,460,226 were mainly funded by a combination of private placements, a loan from a related party, and promissory and convertible notes.

For the nine months ended February 29, 2008, we raised $360,000 in cash from equity financing. From our inception on July 26, 2004 until February 29, 2008, we have received, or have the right to receive, a total of $230,000 from the issuances of two convertible notes and four promissory notes. 0775270 BC Ltd. has the right to purchase up to $1,260,000 worth of our common stock for a purchase price described under the terms of the standby equity distribution agreement. As at February 29, 2008, we have received proceeds of $495,000 pursuant to the standby equity distribution agreement and are committed to issue 1,707,898 shares of our common stock to 0775270 BC.

We used net cash of $332,296 in operating activities for the nine months ended February 29, 2008, compared to $139,634 in operations for the same period in 2007. We received net cash of $360,000 from financing activities for the nine months ended February 29, 2008, compared to $140,000 from financing activities for the same period in 2007. Net cash of $360,000 was received from the subscription of our common stock. We used net cash of $1,893 on the purchase of computer equipment for the nine months ended February 29, 2008 compared to $0 for the same period in 2006. Our cash level increased by $7,263 for the nine months ended November 30, 2007.

We expect that our total expenses will increase over the next year as we increase our sales. We have not been able to break-even for the last two fiscal years and have had to rely on equity financing to fund our capital resource requirements. We believe that increased sales of our products will increase our capital resources over the next 12 months, but not by a sufficient amount to sustain our operations and fund our planned product development over that period. Therefore, we expect to incur substantial losses over the next two years. We estimate that our cash requirements over the next 12 months (beginning April 2008) will be approximately $600,000 as follows:

Description of Expenses	Amount ($)
Professional fees (including auditor and legal fees)	175,000
Consulting fees	250,000
General and Administrative Expenses	175,000
Total	$600,000

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

Of the $600,000 we need for the next 12 months, we had $18,556 in cash as of February 29, 2008. According to the standby equity distribution agreement, we can receive a maximum of $60,000 per month at our option, up to the total remaining balance under the agreement of $765,000. Over the next 12 months, we can therefore receive financing of $720,000. We may, however, prefer to finance our cash shortfall of approximately $582,000 through sales of our equity and from private placements, loans or possibly a registered public offering (either self-underwritten or through a broker- dealer) within the next few months. At this time we do not have any commitments from any broker-dealers to provide us with financing.

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

Off Balance Sheet Transactions

As of April 18, 2008, we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 4T. Controls and Procedures.

a) Evaluation of disclosure controls and procedures

Harold Schaffrick, our Chief Executive Officer and Mark Neild, our Chief Financial Officer evaluated our “disclosure controls and procedures” as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of a date within 90 days before the filing date of this report and have concluded that as of the evaluation date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Changes in internal controls

Subsequent to the date of their evaluation, there were no changes in our internal controls over financial reporting or in other factors that could significantly affect these controls. There were no significant deficiencies or material weaknesses in our internal controls so no corrective actions were taken.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

As of April 18, 2008, other than the proceeding described below, we know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholders are an adverse party or have a material interest adverse to us.

On January 25, 2008, a civil lawsuit was filed against us, against our executive officers Harold Schaffrick, Mark Neild and Nashrulla Jamani, and against an independent party with which we have no relationship, Strategic Capital AKA Green Strategic Capital. The lawsuit was filed in State Court in Hillsborough County, Florida by three plaintiffs, Frederick Vollrath, Harris McIlwain and Linda McIlwain. The plaintiffs allege that we violated provisions of the Telephone Consumer Protection Act of 1991 by sending unsolicited advertisements and are seeking damages in excess of $15,000 together with declaratory and injunctive relief.

We have initiated an application to dismiss the lawsuit on the basis that there is no validity to the claims of the plaintiffs. A hearing has been set for May 19, 2008. Our management believes we have strong prospects for success in dismissing the claim.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

From March 2007 to February 29, 2008, 1,707,898 became issuable to 0775270 BC Ltd. as compensation for receiving proceeds of $495,000 under a standby equity agreement entered into on January 24, 2007 which allows us to receive up to $1,260,000 over a 24 month period in exchange for the sale of our common stock. 892,583 were issued for proceeds of $135,000 during the three months ended February 29, 2008. The 1,707,898 shares issuable to 0775270 BC Ltd. were issued on April 14, 2008. ,

Our management decided to withdraw our registration statement that was filed on Form SB-2 on November 13, 2007 because of changes to Rule 144 of the Securities Act.

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

Novori Inc.
(Registrant)

/s/ Harold Schaffrick
Date: April 21, 2008	Harold Schaffrick President, Chief Executive Officer Director

/s/ Mark Neild
Date: April 21, 2008	Mark Neild
Chief Financial Officer
Principal Accounting Officer, Director