Form 10-K
period 2008-05-31
Novori Inc.
filed 2008-10-09
CIK 1343257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGACT OF 1934
For the fiscal year ended May 31, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OTHE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________.

Commission file number 000-53176

NOVORI INC.
(Exact name of registrant as specified in its charter)

Delaware	47 - 0948014
(State or Other Jurisdiction of Incorporation	(I.R.S. Employer Identification No.)
of Organization)

5550 152nd Street, Suite 206, Surrey, British Columbia, Canada	V3S 5J9
(Address of principal executive offices)	(ZIP Code)

(778) 571 0880
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section12(g) of the Act: Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

Aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant at November 30, 2007 (computed by reference to the latest price at which the common equity was sold on the last business day of the issuer’s second fiscal quarter; $0.49): $6,578,495

Number of common shares outstanding at October 7, 2008: 34,663,398
Number of preferred shares outstanding at October 7, 2008: 19,000,000

TABLE OF CONTENTS

PART I
Item 1.    Description of Business
Item 2.    Description of Property
Item 3.    Legal Proceedings
Item 4.    Submission of Matters to a Vote of Security Holders
PART II
Item 5.    Market for Common Equity and Related Stockholder Matters
Item 6.    Selected Financial Data
Item 7.    Management's Discussion and Analysis or Plan of Operation
Item 8.    Financial Statements and Supplementary Data
Item 9.    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A.  Controls and Procedures
Item 9B.  Other Information
PART III
Item 10.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
Item 11.  Executive Compensation
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.  Certain Relationships and Related Transactions
Item 14.  Principal Accountant Fees and Services
Item 15.  Exhibits and Financial Statement Schedules

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

Overview

We are in the business of selling a selection of over 35,000 loose diamonds and over 500 different styles and settings of fine diamond jewelry through our website, www.novori.com. All of our jewelry is customizable to the customer’s tastes and preferences. The prices of our jewelry range from as low as $200 to over $10,000. Each piece of jewelry is hand crafted and professionally finished by our jewelers. We provide our customers with a safe online shopping experience that includes extensive product and purchasing information. If our customers are dissatisfied for any reason, they may exchange or fully refund their merchandise by returning the item(s) to us within 30 days.

We also allow customers to create their own engagement rings by choosing diamonds based on their shape, carat weight, cut, color, clarity, polish and certification and by selecting from a variety of settings. The customer controls the design of the ring using online tools and can mix and match diamonds and settings to create the perfect engagement ring.

We were incorporated on July 26, 2004 under the laws of the State of Delaware. We have one subsidiary, Novori Marketing Inc., which was incorporated as a British Columbia company on July 27, 2004 for the purpose of carrying on marketing activities in British Columbia, Canada.

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

Our total revenue increased $466,319 or 33% to $1,911,415 for the year ended May 31, 2008 compared to $1,445,096 for the same period in 2007. However, we still had a net loss of $197,527 for the year ended May 31, 2008.

Recent Developments

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

On June 12, 2008, Mr. Steven Zale, who was appointed as our director on May 27, 2008, resigned his position. Currently the total number of directors sitting on our Board of Directors is two.

On July 8, 3008, we accepted a resignation of Mr. Nashrulla Jamani from the position of Senior Vice President of Investor Relations.

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

Customer Base

The image that we try to portray and develop is that of a brand name online retailer for loose diamonds and jewelry. Customers’ perceptions of us are primarily based on impressions from our website and the level of customer service provided by our support staff before and after a purchase is made.

Our primary target market includes young men and couples shopping for diamond engagement rings and wedding bands. Because of the age group of this target market (25 to 45 years of age), we believe they are well suited and comfortable with shopping online for products and services.

Our revenues of $4,051,454 since our inception on July 26, 2004 to May 31, 2008 have been generated from retail sales to a variety of individual customers. We do not anticipate that our products will appeal to corporate buyers and we do not anticipate that we will become reliant on a few major customers in the future.

Marketing

We advertise primarily online, focusing our advertisements on the quality and hand-made characteristics of the products we sell. We anticipate that in the future we will purchase print ads to enhance our marketing effort. We are currently using search engine optimization marketing techniques which we believe generates the majority of interest from our customers.

To market our products, we use online pay-per-click channels and portal shopping sites. We have already begun to highly optimize our website so that it may be easily found on major search engines on the Internet. We have experienced increased website traffic since July 2007 due in part to www.novori.com hitting a top five spot on www.google.com for the search term “diamond wedding rings” among others.

Intellectual Property

We own the copyright and all of the contents of our website, www.novori.com.

Employees

We currently have one employee who is employed on a full time basis.

Additionally, we engage various consultants in the areas of management, legal and accounting.

Competition

The diamond and fine jewelry retail market is intensely competitive and highly fragmented. Our primary competition comes from online and offline retailers that offer potential customers similar products and the ability to customize jewelry. Current or potential competitors include:

·	independent jewelry stores;

·	retail jewelry store chains, such as Tiffany & Co., Zales and Signet PLC’s Kay Jewelers;

·	other online retailers that sell diamonds or jewelry, such as Amazon.com and Blue Nile;

·	boutiques and websites operated by brand owners;

·	department stores, such as Nordstrom and Neiman Marcus;

·	catalog and television shopping retailers, such as Home Shopping Network; and

·	online auction sites such as eBay; and

·	discount superstores, mass retailers and wholesale clubs, such as Costco Wholesale.

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

We believe that the principal competitive factors in our market are customer service and support, product selection, quality, price, reputation, reliability and trust, website features and functionality, convenience and delivery performance. We believe that by focusing on these factors we compete favorably in the market for diamonds and fine jewelry. To that we offer the following shopping experience to our customers:

Focus on Customer Service

-
Our staff is available to speak with customers before and after an order is placed to answer questions and assist with the shopping experience. After an order is placed on our website, a sales representative contacts the customer by telephone to confirm the order and discuss the jewelry design.

-	We offer our customers a full refund or exchange within 30 days if they are dissatisfied with their purchase for any reason.

  Professionally Designed Website

-
Our website includes vivid product images and explanations of all aspects of purchasing a loose diamond or a piece of jewelry using easy to understand descriptions and diagrams. We believe this allows customers to make well informed purchasing decisions.

-	We are constantly updating our website in terms of speed and ease of navigation, which we believe will enhance the overall shopping experience of our customers.

  Operating Efficiencies

  -      We believe that as an online diamond jewelry business, we have a strategic advantage over traditional jewelry stores in that we hold relatively little inventory so overhead costs required to run the business are kept low.

New Products and Services

Our website has been fully functional since February 2005. We continue to expand our online product offerings of styles and settings each month, based on offerings available through our suppliers. We have exclusive online distribution rights for a number of jewelry collections, including the Tulip™ and Sareen™ collections, which were additions to our website during the 2008 fiscal year.

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

   Conformance to E-Commerce Statutory Requirements for Formation of Contracts. We intend to conduct e-commerce on our web sites, and through affiliated web sites. The applicable law on online formation of contracts has been unsettled and is evolving. On June 30, 2000, the federal government enacted the “E-Sign” statute, which in limited cases permits online formation of contracts. Similarly, on January 1, 2000, California adopted a standard version of the Uniform Electronic Transactions Act (“UETA”), which also permits electronic signatures and record-keeping for certain types of contracts. We attempt to comply with these laws, but there is no guarantee that we will be successful. Judicial interpretation of their application could result in customer contracts being set aside or modified. In that case, our e-commerce revenue could be materially adversely affected.

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

   Environmental Law. To the extent which environmental compliance may be necessary, we do not anticipate any significant compliance expense.

Item 2. Description of Property.

Our properties are as follows:

Our principal executive offices are located at 5550 152nd Street, Suite 206, Surrey, British Columbia, Canada. We lease office space of approximately 1,200 square feet under a 5 year lease agreement we entered into on May 25, 2007 with Realacorp Management Ltd., a non-related party. The lease is renewable at our option for a further 5 years. Our subsidiary, Novori Marketing, paid $23,447 to Realacorp Management as rent on our behalf for the year ended May 31, 2008. Website development work and customer sales and support currently take place at this office.

We have a US office located at 1313 East Maple Street, Suite 425 in Bellingham, Washington. Our rent is $40 per month, and our lease is on a month to month basis. This is a virtual office facility we use as a means of communication and convenience for our US customers.

Item 3. Legal Proceedings.

As of May 31, 2008, we are not party to any material pending legal proceedings to which we or any of our subsidiaries are a party or of which any of our properties is the subject. Also, our management is not aware of any legal proceedings contemplated by any governmental authority against us.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Market Information

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

The following table shows the high and low prices of our common shares on the OTC Bulletin Board for each quarter since our common stock began to trade on the OTC Bulletin Board on November 22, 2006. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Period	High	Low
February 29, 2008 – May 31, 2008	0.32	0.13
November 30, 2007 – February 29, 2008	0.51	0.1785
August 31, 2007 – November 30, 2007	0.69	0.215
May 31, 2007 – August 31, 2007	2.08	0.43

During August 2008, the highest price of our common stock on the OTC Bulletin Board was $0.12 and the lowest price was $0.052.

Holders

As of October 7, 2008, there were approximately 33 holders of record of our common stock. In addition, we believe that a significant number of beneficial owners of our common stock hold their shares in street name.

Dividends

We do not expect to declare or pay any cash or further stock dividends on our common shares in the foreseeable future. Payment of any future dividends will depend upon future earnings, if any, our financial condition, and other factors as deemed relevant by our Board of Directors.

Equity Compensation Plans

The Company has no equity compensation plans.

Recent Sales of Unregistered Securities

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

On January 24, 2007, we entered into a standby equity agreement which allows us to receive up to $1,260,000 over a 24 month period in exchange for the sale of our common stock. We have issued securities in exchange for proceeds as described in the table below.

Date of Issuance	Number of Shares Issued	Amount of Proceeds Received	Date or Period of Receipt of Proceeds
August 5, 2008	409,091	$45,000	March 1, 2008 – May 31, 2008
April 14, 2008	892,583	$135,000	November 1, 2007 – February 29, 2008
April 14, 2008	815,315	$360,000	March 1, 2007 – October 31, 2007
Total	2,116,989	$540,000

Our management decided to withdraw our registration statement that was filed on Form SB-2 on November 13, 2007 because of changes to Rule 144 of the Securities Act.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our consolidated financial statements, including the notes thereto, appearing elsewhere in this Form 10-K. The discussions of results, causes and trends should not be construed to imply any conclusion that these results or trends will necessarily continue into the future.

Liquidity and Capital Resources

We expect that our sales will continue to grow over the next twelve months. We intend to continue making financial investments in marketing and website development and expect to incur losses over the next two years.

As of May 31, 2008, we had a working capital deficiency of $452,862 with total current assets of $56,286 and total current liabilities of $509,148. As at May 31, 2008 we had cash of $20,806 in our bank accounts. Our deficit was $1,439,222 as of May 31, 2007 and $1,636,749 as of May 31, 2008.

We used net cash of $426,768 in operating activities for the year ended May 31, 2008, compared to $285,726 in operations for the same period in 2007. We received net cash of $455,000 from financing activities for the year ended May 31, 2008, compared to $275,000 from financing activities for the same period in 2007. Of $455,000 in net cash received from financing activities, $50,000 from the issuance of a promissory note and $405,000 from the subscription of our common stock. We used cash of $1,893 in our investing activities during the year, whereas there we did not have any investing activities for the year ended May 31, 2007. The increase in cash was $9,513 for the year ended May 31, 2008.

0775270 BC Ltd. has the right to purchase up to $1,260,000 worth of our common stock based on the term of the purchase price under the standby equity distribution agreement. We issued an aggregate of 2,116,989 shares of our common stock in connection with $540,000 of advances received as of September 15, 2008.

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

We estimate that our cash requirements over the next 12 months (beginning September 2008) will be approximately $640,000 as described in the following table:

Description	Estimated Expenses ($)
Hire Customer Service and Web Support Staff	35,000
Marketing Consultant Fees	50,000
Marketing and Promotional Expenses	60,000
Inventory Costs	50,000
Consulting Fees (including legal and audit fees)	150,000
Website Development and Maintenance Costs	45,000
Other Administrative Expenses	250,000
Total	640,000

If we are successful in increasing traffic to our website and in increasing revenues, we anticipate that we may incur additional expenses in the areas of customer service and web support. We anticipate that we may need approximately $50,000 per year beginning May 2009 to pay salaries to employees working in the areas of customer service and web support. We believe that we will incur additional costs for personnel. In order for us to attract and retain quality personnel, our management anticipates we may need to offer competitive salaries, issue common stock to consultants and employees and grant stock or options to future employees.

Of the $640,000 we need for the next 12 months, we had $20,806 in cash as of May 31, 2008. We intend to meet the balance of our cash requirements for the next 12 months of approximately $620,000 through a combination of equity and debt financing. Under the standby equity distribution agreement, we can receive a maximum of $720,000 over the next 12 months at our option. We may also sell our common stock through private placements or a registered public offering (either self-underwritten or through a broker-dealer). At this time we do not have any commitments from any broker-dealers to provide us with financing.

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

On May 1, 2006, we entered into a promissory note with 689719 BC Ltd. and received a loan of $10,000. Under this note, interest is accrued at 5% per annum and the principal and interest was due on July 5, 2007. On July 5, 2007, we entered into an addendum with 689719 BC Ltd. to extend the due date to July 5, 2008.  At October 7, 2008, the full amount and all interest was outstanding.

On May 24, 2006, we entered into a promissory note with 689719 BC Ltd. whereby we are entitled to receive a loan of $7,000. Under this note, interest is accrued at 5% per annum and the principal and interest are due on May 24, 2008. We received the loan of $7,000 on December 20, 2006.  At October 7, 2008, the full amount and all interest was outstanding.

On July 28, 2006, we entered into a promissory note with 0718806 BC Ltd. and received a loan of $30,000. Under this note, interest is accrued at 10% per annum and the principal and interest are due upon demand 90 days after advancement of funds. As of May 31, 2008 the principal amount has not been repaid and we accrued $507 in interest.

On December 20, 2006, we entered into a promissory note with 689719 BC Ltd. and received a loan of $3,000 on December 20, 2006. Under this note, interest is accrued at 5% per annum and the principal and unpaid interest are due on December 19, 2009.

On January 23, 2007 we entered into an 8% convertible promissory note due February 1, 2009 with Focus Capital, pursuant to which we received a loan of $100,000 at 8% annual interest. We may reduce the amount of the principal payable by paying down all or a portion of the principal back to Focus Capital at any time prior to February 1, 2009. At any time before February 1, 2009, Focus Capital has the right to convert all, or a portion of, the principal amount of the convertible note into our common stock at a conversion price which shall be the lesser of (a) $0.50 or (b) a 25% discount to the five-day volume weighted average stock price of our common stock as of the date of conversion.

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

Equity Distribution Agreement

On January 24, 2007 we entered into a standby equity agreement with 0775270 BC Ltd., pursuant to which 0775270 BC Ltd. agreed to purchase up to $1,260,000 of our common stock. The purchase price of common shares shall be equal to 60% of the volume weighted average stock price during the five consecutive trading days after the Notice Date. There will be a minimum of 28 days between each advance of funds and the corresponding delivery of free trading shares. We may request a maximum advance of $45,000 for the first 12 months and $60,000 thereafter by each notice. Also, we agreed to file with the SEC a registration statement with respect to the resale of all of our common stock underlying this agreement.

This agreement will terminate permanently in the event that (a) there is any stop order or suspension of the effectiveness of the registration statement for 50 days or (b) we fail materially to comply with any covenants under this agreement and such failure is not cured within 30 days after receipt of written notice from 0775270 BC Ltd. After twelve months from the date on which the SEC first declares effective a registration statement, registering the resale of our common shares underlying this agreement, this agreement may be terminated at any time by either party, upon a 30-day written notice to the other party. Unless terminated earlier, this agreement will terminate on January 24, 2009. As at May 31, 2008, we have received proceeds of $540,000 and issued 2,116,989 shares of our common stock pursuant to the agreement.

Results of Operations

Revenues

Our total revenues increased $466,319 or 33% to $1,911,415 for the year ended May 31, 2008 from $1,445,096 for the year ended May 31, 2007. The increase of 33% in revenues is due to increased consumer awareness of Novori and our website consistently ranking high on the search engines.

For the year ended May 31, 2008 costs of sales was $1,677,915 resulting in gross profit of $233,500 or 13%. For the year ended May 31, 2007, costs of sales was $1,261,524 resulting in gross profit of $183,572 or 15%. The fluctuations in our profit margins are due to a dramatic difference in profit margins from the sale of our different products and sharp competition. For example, we have the lowest profit margins from sales of our loose diamonds. Our business is also in an industry which is very price sensitive.

Net Loss

We incurred net loss of $197,527 for the year ended May 31, 2008, compared to net loss of $868,797 for the same period in 2007. The decrease of $671,270 in net loss was mainly due to the gain in fair value of conversion feature of our convertible note and the increase in our revenues.

We anticipate that we will incur increased sales and marketing costs, including hiring marketing consultants, broker fees and tradeshow attendance fees, as we implement our business growth strategies.

Expenses

Our total expenses increased $234,546 or 40% from $594,423 for the year ended May 31, 2007 to $828,969 for the year ended May 31, 2008, due mainly to our increased day-to-day operating activities.

Our general and administrative costs for the year ended May 31, 2008 were $420,878 compared to $351,508 for the year ended May 31, 2007. Our general and administrative expenses consist of bank charges, travel, meals and entertainment, rent, foreign exchange, office maintenance, communication expenses (cellular, internet, fax, and telephone), courier, postage costs and office supplies.

Our professional fees increased by $68,887 from $98,747 for the year ended May 31, 2007 to $167,634 for the year ended May 31, 2008. The significant increase in our professional fees is due to additional legal, auditing and accounting services necessitated by the increased level of our operations.

Our consulting fees for the year ended May 31, 2008 were $239,865, including $222,504 for management services provided by our senior officers broken down as follows:
$111,252 was paid to Harold Schaffrick for his services as our Chief Executive Officer and $111,252 paid to Mark Neild for acting as our Chief Financial Officer. In comparison, a total of $101,960 was paid to our senior officers for the year ended May 31, 2007 and $42,000 in donated services was recognized. The increase is consulting fees for the year ended May 31, 2008 was a result of higher compensation paid to our senior officers.

Going Concern

We have generated revenues but incurred significant operating losses from operations. Since we anticipate we will expand operational activities, we may continue to experience net negative cash flows from operations and will be required to obtain additional financing to fund operations through equity securities’ offerings and bank borrowings to the extent necessary to provide working capital. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow from stockholders or other outside sources to sustain operations and meet our obligations on a timely basis and ultimately to attain profitability. We have limited capital with which to pursue our business plan. There can be no assurance that our future operations will be significant and profitable, or that we will have sufficient resources to meet our objectives.

These factors raise concerns about our ability to continue as a going concern. Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business. If we are unable to obtain additional financing from outside sources and eventually produce enough revenues, we may be forced to sell our assets, curtail or cease our operations.

Off-Balance Sheet Arrangements

As at May 31, 2008, we have no off-balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Item 8. Financial Statements and Supplementary Data.

Our fiscal year end is May 31.

Our consolidated financial statements for the year ended May 31, 2008, together with the Report of Independent Registered Public Accounting Firm thereon, are included in this Report commencing on page F-1.

Novori Inc.
(Formerly a Development Stage Company)
May 31, 2008

Report of Independent Registered Public Accounting Firm

To the Stockholders
Novori Inc.
(Formerly a Development Stage Company)

We have audited the accompanying balance sheets of Novori Inc. (Formerly a Development Stage Company) as of May 31, 2008 and 2007, and the related statement of operations, cash flows and stockholders' deficit for the years then ended and accumulated for the period from July 26, 2004 (Date of Inception) to May 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Novori Inc. (Formerly a Development Stage Company) as of May 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended and accumulated for the period from July 26, 2004 (Date of Inception) to May 31, 2008 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a working capital deficiency and has incurred operating losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Manning Elliott LLP

CHARTERED ACCOUNTANTS

Vancouver, Canada

October 3, 2008

(The accompanying notes are an integral part of the consolidated financial statements)

Novori Inc.
(Formerly a Development Stage Company)
Consolidated Balance Sheets
(Expressed in US dollars)

	May 31, 2008 $	May 31, 2007 $
ASSETS
Current Assets
Cash	20,806	11,293
Due from related party	–	2,796
Inventory, net (Note 3)	31,291	26,358
Prepaid expenses	4,189	3,877
Total Current Assets	56,286	44,324
Property and Equipment (Note 4)	1,410	115
Total Assets	57,696	44,439
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	156,771	56,197
Accrued liabilities (Note 5)	67,523	52,775
Due to a related party (Note 6(a))	6,953	10,000
Due to shareholder (Note 6(b))	30,000	15,000
Deferred revenue	10,898	–
Convertible note payable, less discount of $24,402 (Note 7(b))	75,598	80,000
Derivative liability (Note 7(b))	64,405	–
Promissory notes (Note 8)	97,000	47,000
Total Current Liabilities	509,148	260,972
Convertible Note Payable, less discount of $50,054 (Note 7(b))	–	49,946
Derivative Liability (Note 7(b))	–	488,000
Agreement Payable (Note 12(c))	24,062
Long-Term Promissory Notes (Note 8(d))	3,000	3,000
Total Liabilities	536,210	801,918
Contingencies and Commitments (Notes 1, 11 and 12)
Stockholders’ Deficit
Preferred Stock (Note 9), 20,000,000 shares authorized, with a par value of $0.0001; 19,000,000 issued and outstanding (May 31, 2007 – none)	1,900	–
Common Stock, 100,000,000 shares authorized, with a par value of $0.0001; 34,663,398 shares issued and outstanding (May 31, 2007 – 51,514,500 shares)	3,466	5,151
Additional Paid-in Capital	994,714	411,729
Common Stock Subscribed (Note 11(b))	45,000	135,000
Donated Capital	139,736	139,736
Accumulated Other Comprehensive Loss	(26,581)	(9,873)
Deficit	(1,636,749)	(1,439,222)
Total Stockholders’ Deficit	(478,514)	(757,479)
Total Liabilities and Stockholders’ Deficit	57,696	44,439

(The accompanying notes are an integral part of the consolidated financial statements)

Novori Inc.
(Formerly a Development Stage Company)
Consolidated Statements of Operations
(Expressed in US dollars)

	For the Year Ended	For the Year Ended
	May 31, 2008	May 31, 2007
	$	$
Revenue	1,911,415	1,445,096
Cost of sales	1,677,915	1,261,524
Gross Profit	233,500	183,572
Expenses
Amortization	592	208
Consulting fees (Note 6(c))	239,865	143,960
General and administrative	420,878	351,508
Professional fees	167,634	98,747
Total Operating Expenses	828,969	594,423
Operating Loss	(595,469)	(410,851)
Other Income (Expense)
Accretion of discount on convertible notes (Note 7)	(25,652)	(7,089)
Loss accrual on contingent liability (Note 12(a))	–	(20,000)
Gain (loss)on change in fair value of conversion feature (Note 7)	423,594	(430,857)
Net Loss	(197,527)	(868,797)
Other Comprehensive Loss
Foreign currency translation adjustment	(16,708)	(7,211)
Comprehensive Loss	(214,235)	(876,008)
Net Loss Per Share – Basic and Diluted	(0.01)	(0.02)
Weighted Average Shares Outstanding	34,690,000	51,515,000

(The accompanying notes are an integral part of the consolidated financial statements)

Novori Inc.
(Formerly a Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US dollars)

	For the Year Ended May 31,2008 $	For the Year Ended May 31,2007 $
Operating Activities
Net loss for the period	(197,527)	(868,797)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on convertible notes	25,652	7,089
Amortization	592	208
Donated services and rent	–	42,000
Gain on change in fair value of conversion feature	(423,594)	430,857
Issuance of common stock for services	–	60,750
Provision for inventory obsolescence	6,487	–
Changes in operating assets and liabilities:
Accounts receivable	–	2,063
Inventory	(11,420)	2,059
Prepaid expenses	–	6,123
Accounts payable and accrued liabilities	92,144	57,026
Agreement payable	55,000
Due to related party	–	(2,795)
Due to shareholder	15,000	15,000
Deferred revenue	10,898	(37,309)
Net Cash Used In Operating Activities	(426,768)	(285,726)
Investing Activities
Purchase of property and equipment	(1,893)	–
Net Cash Used in Investing Activities	(1,893)	–
Financing Activities
Proceeds from issuance of convertible note	–	100,000
Proceeds from issuance of promissory note	50,000	40,000
Proceeds from common stock subscribed	405,000	135,000
Net Cash Flows Provided By Financing Activities	455,000	275,000
Effect of Exchange Rate Changes on Cash	(16,826)	(7,194)
Increase (Decrease) in Cash	9,513	(17,920)
Cash - Beginning of Period	11,293	29,213
Cash - End of Period	20,806	11,293
Supplemental Disclosures:
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of the consolidated financial statements)

Novori Inc.
(Formerly a Development Stage Company)
Consolidated Statement of Stockholders’ Deficit
From May 31, 2006 to May 31, 2008
 (Expressed in US dollars)

	Common Stock		Preferred Stock		Additional	Common		Accumulated Other	Deficit Accumulated During the
	Number of Stock	Amount	Number of Stock	Amount	Paid-in Capital	Stock Subscribed	Donated Capital	Comprehensive Loss	Development Stage	Total
	#	$	#	$	$	$	$	$	$	$
Balance – May 31, 2006	51,514,500	5,151	–	–	411,729	–	97,736	(2,662)	(570,425)	(58,471)
Common stock subscribed	–	–	–	–	–	135,000	–	–	–	135,000
Donated services and expenses	–	–	–	–	–	–	42,000	–	–	42,000
Foreign currency translation adjustment	–	–	–	–	–	–	–	(7,211)	–	(7,211)
Net loss for the year	–	–	–	–	–	–	–	–	(868,797)	(868,797)
Balance – May 31, 2007	51,514,500	5,151	–	–	411,729	135,000	139,736	(9,873)	(1,439,222)	(757,479)
Conversion to Series A convertible preferred shares (Note 9)	(19,000,000)	(1,900)	19,000,000	1,900	–	–	–	–	–	–
Conversion of convertible note to common stock (Note 7(a))	441,000	44	–	–	88,156	–	–	–	–	88,200
Common stock subscribed (Note 10(a))	–	–	–	–	–	45,000 405,000	– –	–	–	45,000
Common stock issued for shares subscribed (Note 10(a))	1,707,898	171	–	–	494,829	(135,000)	–	–	–	360,000
Foreign currency translation adjustment	–	–	–	–	–	– –	– –	(16,708)	–	(16,708)
Net loss for the year	–	–	–	–	–	–	–	–	(197,527)	(197,527)
Balance – May 31, 2008	34,663,398	3,466	19,000,000	1,900	994,714	45,000	139,736	(26,581)	(1,636,749)	(478,514)

On February 9, 2007, the Company completed a 2:1 forward stock split of the Company’s stock by way of a dividend of one share for each share of common stock outstanding and on March 29, 2007, the Company completed a 3:1 forward stock split of the Company’s stock by way of a dividend of two shares for each share of common stock outstanding. All share amounts have been retroactively adjusted for all periods presented.

(The accompanying notes are an integral part of the consolidated financial statements)

Novori Inc.
(Formerly a Development Stage Company)
Note to the Consolidated Financial Statements
For the year ended May 31, 2008
(Expressed in US dollars)

1.   Nature of Operations and Continuance of Business

Novori Inc. (the “Company”) was incorporated in the State of Delaware, USA on July 26, 2004. Effective July 27, 2004, the Company incorporated a wholly-owned subsidiary, Novori Marketing Inc., in the Province of British Columbia, Canada. The Company’s principal business is the purchase and sale of diamonds over the Internet. The Company has produced significant revenue from its principal business and prior to June 1, 2007 was a development stage company as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises”.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. While the Company has generated revenue since inception, it has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at May 31, 2008, the Company has a working capital deficit of $452,862 and has accumulated losses of $1,636,749 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company‘s common shares are currently trading on the Over the Counter Bulletin Board (OTCBB) under the trading symbol ‘NOVO.OB’.

2.   Summary of Significant Accounting Policies

a)	Basis of Presentation and Fiscal Year

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. These consolidated financial statements include the accounts of the Company and its wholly owned Canadian subsidiary, Novori Marketing Inc. All intercompany transactions and balances have been eliminated. The Company’s fiscal year-end is May 31.

b)	Use of Estimates

The preparation of these consolidated financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to recoverability of long-lived assets, stock-based compensation, allowances for doubtful accounts, sales returns and allowances, inventory reserves, deferred income tax asset valuations, donated expenses and loss contingencies. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

c)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive income (loss) and its components in the consolidated financial statements. As at May 31, 2008 and 2007, the Company’s only component of comprehensive loss was foreign currency translation adjustments.

d)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Novori Inc.
(Formerly a Development Stage Company)
Note to the Consolidated Financial Statements
For the year ended May 31, 2008
(Expressed in US dollars)

2.   Summary of Significant Accounting Policies (continued)

e)	Inventory

Inventory is determined on a first-in, first-out basis and is stated at the lower of cost or market. Market is determined based on the net realizable value, with appropriate consideration given to excessive levels, future demand and other factors. As at May 31, 2008, inventory consisted of diamonds and settings that were held with a supplier on refund (supplier products).

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

The Company’s reporting currency is the United States dollar. Foreign currency transactions are accounted for in accordance with SFAS No. 52 “Foreign Currency Translation” (“SFAS No. 52”). Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. The functional currency of the wholly-owned Canadian subsidiary is the Canadian dollar. The financial statements of the subsidiary are translated to United States dollars in accordance with SFAS No. 52 using period-end rates of exchange for assets and liabilities, and average rates of exchange for the year for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

F-8

Novori Inc.
(Formerly a Development Stage Company)
Note to the Consolidated Financial Statements
For the year ended May 31, 2008
(Expressed in US dollars)

2.   Summary of Significant Accounting Policies (continued)

j)	Warranty

The Company's products typically carry a lifetime warranty against manufacturing defects. The Company establishes reserves for estimated product warranty costs at the time revenue is recognized based upon its historical warranty experience, and additionally for any known product warranty issues. To date, the Company has not experienced a significant amount of product warranty costs and has not recognized any warranty reserves.

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

The Company recognizes revenue from the online sale of diamond jewellery in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements.” The Company accounts for revenue as a principal using the guidance in EITF 99-19, “Reporting Revenue Gross as a Principal vs. Net as an Agent”. Revenue consists of the sale of diamonds and diamond jewellery products and is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the product is shipped, and collectability is reasonably assured. The Company provides the customer with a 30 day right of return. The Company recognizes revenue at the time of sale in accordance with SFAS No. 48 “Revenue Recognition When Right of Return Exists”. Gross revenues and related cost of sales are reduced by the estimated amount of future returns based upon past historical experience. The Company sells to customers based on standard credit policies and regularly reviews accounts receivable for any bad debts. Allowances for doubtful accounts are based on an estimate of losses on customer receivable balances.

n)	Advertising Costs

     Advertising costs are charged to operations as incurred. For the year ended May 31, 2008, the Company recorded advertising costs of $165,114 (2007 - $224,783).

o)	Shipping and Handling Costs

The Company pays for all shipping and handling costs within and outside of the United States, which is included in cost of sales. The Company currently ships to countries outside of the United States.

p)	Stock-based Compensation

The Company records stock-based compensation in accordance with SFAS No. 123R “Share Based Payments”, which requires the measurement and recognition of compensation expense based on estimated fair values for all share-based awards made to employees and directors, including stock options. In March 2005, the Securities and Exchange Commission issued SAB 107 relating to SFAS 123(R). The Company applied the provisions of SAB 107 in its adoption of SFAS 123(R). SFAS 123(R) requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The Company uses the Black-Scholes option-pricing model as its method of determining fair value. This model is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables. These subjective variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviours. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the statement of operations over the requisite service period.

All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The Company has not issued any stock options since its inception.

Novori Inc.
(Formerly a Development Stage Company)
Note to the Consolidated Financial Statements
For the year ended May 31, 2008
(Expressed in US dollars)

2.   Summary of Significant Accounting Policies (continued)

q)	Recently Issued Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”. SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The Company is currently evaluating the impact of SFAS No. 161 on its financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”. This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, and earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

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

Novori Inc.
(Formerly a Development Stage Company)
Note to the Consolidated Financial Statements
For the year ended May 31, 2008
(Expressed in US dollars)

2.   Summary of Significant Accounting Policies (continued)

q)	Recently Issued Accounting Pronouncements (continued)

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

3.           Inventory

	May 31, 2008 $	May 31, 2007 $
Supplier products	37,778	26,358
Provision for inventory obsolescence	(6,487)	–
	31,291	26,358

Novori Inc.
(Formerly a Development Stage Company)
Note to the Consolidated Financial Statements
For the year ended May 31, 2008
(Expressed in US dollars)

4.      Property and Equipment

	Cost $	Accumulated Amortization $	May 31, 2008 Net Carrying Value $	May 31, 2007 Net Carrying Value $
Computer hardware	2,520	1,110	1,410	115

5.      Accrued Liabilities

	May 31, 2008 $	May 31, 2007 $
Accrued interest	18,984	12,255
Allowance for sales returns	4,359	5,641
Professional fees	13,242	14,879
Contingent liability	30,938	20,000
	67,523	52,775

6.    Related Party Transactions

a)	At May 31, 2008, the Company owes $6,953 (May 31, 2007 - $10,000) to a company controlled by two directors of the Company. This amount is non-interest bearing, unsecured, and due on demand.

b)
At May 31, 2008, the Company owes $30,000 (May 31, 2007 - $15,000) to a shareholder with significant influence for consulting fees with respect to the standby equity distribution agreement, as disclosed in Note 11(b). Under the terms of the agreement, the amounts are unsecured, non-interest bearing, and due on demand.

c)	For the year ended May 31, 2008, two officers of the Company received $222,504 (2007 - $143,960) as compensation for consulting services provided to the Company.

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

On April 4, 2007, the terms of the note were amended on the $80,000 convertible note to reduce the conversion price from $0.40 per share to $0.20 per share.

On July 5, 2007, the holders of the convertible note exercised their option to convert the note and accrued interest totalling $88,200 into 441,000 shares of common stock at a conversion price of $0.20 per share. Refer to Note 10(c).

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

Novori Inc.
(Formerly a Development Stage Company)
Note to the Consolidated Financial Statements
For the year ended May 31, 2008
(Expressed in US dollars)

7.   Convertible Notes (continued)

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

Pursuant to EITF 00-19 the Company will adjust the carrying value of the conversion feature to its fair value at each reporting date. During the year ended May 31, 2008, the Company recognized a gain on the change in the fair value of the conversion feature of $423,594 (2007 – loss of $430,857) decreasing the carrying value of the derivative liability to $64,405 (2007 – $488,000).

For the year ended May 31, 2008, the Company accreted interest expense of $25,652 (2007 –- $7,089) increasing the carrying value of the note to $75,598 (2007 – $49,946). The Company will record further interest expense over the term of the Note of $24,402 resulting in the carrying value of the convertible debentures to be accreted to the face value of $100,000 at maturity. At May 31, 2008, accrued interest of $10,405 has been recorded.

8.   Promissory Notes

a)
On May 1, 2006, the Company received $10,000 and issued a promissory note. Under the terms of the promissory note, interest is accrued at 5% per annum, is unsecured, and due on July 5, 2008. At May 31, 2008, accrued interest of $1,107 (2007 - $605) has been recorded.

b)
On July 28, 2006, the Company received $30,000 and issued a promissory note. Under the terms of the promissory note, interest is accrued at 10% per annum and the principal and interest is due upon demand 90 days after advancement of funds. As at May 31, 2008, the amount has not been repaid and the Company has recorded $5,515 (2007 - $2,507) of accrued interest.

c)
On December 20, 2006, the Company received $7,000 and issued a promissory note. Under the terms of the promissory note, the amount is unsecured, accrues interest at 5% per annum, and is due on May 24, 2008. At May 31, 2008, the amount has not been repaid and the Company has recorded $507 (2007 - $156) of accrued interest.

d)
On December 20, 2006, the Company received $3,000 and issued a promissory note. Under the terms of the promissory note, the amount is unsecured, accrues interest at 5% per annum, and was due on December 19, 2009. At May 31, 2008, accrued interest of $217 (2007 - $67) has been recorded.

e)
On March 7, 2008, the Company received $50,000 and issued a promissory note. Under the terms of the promissory note, the amount is unsecured, accrues interest at 12% per annum, and is due on April 11, 2009. At May 31, 2008, accrued interest of $1,233 has been recorded.

9.   Preferred Stock

a)
On June 12, 2007, the Board of Directors of the Company adopted a Certificate of Designation for Series A Convertible Preferred Stock which are convertible into common stock on a one for one basis at any time after June 12, 2009.

Novori Inc.
(Formerly a Development Stage Company)
Note to the Consolidated Financial Statements
For the year ended May 31, 2008
(Expressed in US dollars)

9.   Preferred Stock (continued)

b)
On June 12, 2007, the Company entered into shareholder agreements with the President and Chief Financial Officer (“CFO”) of the Company pursuant to which each converted 9,500,000 shares of common stock into 9,500,000 Series A Convertible Preferred Stock on a one for one basis. No other consideration was paid in accordance with these transactions.

10.  Common Stock

a)
During the year ended May 31, 2008, the Company received advances of $405,000 (May 31, 2007 - $135,000) for total advances of $540,000 pursuant to the equity distribution agreement described in Note 11(b). On April 14, 2008, the Company issued 1,707,898 shares of common stock in connection with $495,000 of advances received. At May 31, 2008, advances of $45,000 remained in common stock subscribed and the Company will issue 409,091 shares of common stock.

b)
On June 12, 2007, the Company entered into shareholder agreements with the President and CFO of the Company pursuant to which each converted 9,500,000 shares of common stock into 9,500,000 Series A Convertible Preferred Stock on a one for one basis. No other consideration was paid in accordance with these transactions.

c)
On July 5, 2007, the holders of the convertible note, as disclosed in Note 7(a), exercised their option to convert the note and accrued interest totalling $88,200, into 441,000 shares of common stock at a conversion price of $0.20 per share.

11.  Commitments

a)
On November 1, 2007, the Company entered into a new lease agreement with a company to provide office space to the Company for a five-year term plus a five year renewal option. Under the lease agreement, the Company is obligated to the following payments:

Fiscal Period	Annual Payment
2009	Cdn $29,952
2010	Cdn $32,022
2011	Cdn $33,057
2012	Cdn $33,977
2013	Cdn $14,344

During the year ended May 31, 2008, the Company incurred rent expense of $23,114 (CDN$23,447). For the year ended May 31, 2007, the Company incurred rent expense of $6,960 (CDN$7,905).

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

As at May 31, 2008, the Company has received proceeds of $540,000. On April 14, 2008, the Company issued 1,707,898 shares of common stock in connection to $495,000 of advances received. At May 31, 2008, advances of $45,000 remained in common stock subscribed and the Company is committed to issue 409,091 common shares of the Company to the investor.

c)
On January 24, 2007, the Company entered into a consulting agreement with the same investor as noted in Note 11(b) to provide consulting services for a period of 24 months. The Company is obligated to pay $15,000 of consulting fees for any month when an advance of funds is requested by the Company and made by the investor, pursuant to the distribution agreement entered between the parties on January 24, 2007. During the year ended May 31, 2008, the Company received advances of $405,000 and recorded consulting fees of $135,000, of which $15,000 is included in accounts payable.

Novori Inc.
(Formerly a Development Stage Company)
Note to the Consolidated Financial Statements
For the year ended May 31, 2008
(Expressed in US dollars)

11.  Commitments (continued)

d)	On December 1, 2006, the Company entered into a consulting agreement with a company to provide professional services relating to the search engine optimization of the Company’s Website.

Under the terms of the agreement, the Company is obligated to pay $15,000 per month for an 18-month term commencing December 1, 2006. The Company changed the term to pay $7,500 per month beginning on January 1, 2008. During the year ended May 31, 2008, the Company recorded promotion and advertising fee of $135,000 of which $55,000 is included in accounts payable.

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

The Defendants have retained a lawyer in Florida who filed an appearance on their behalf and has filed an application to dismiss the claim on the basis that it has no merit whatsoever. The Company plans to vigorously defend the action and has been advised by legal counsel that it is probable the claim will be dismissed.

c)
On August 25, 2008, the Company filed a lawsuit against Incentaclick Media Group Inc. (the “Plaintiff”) in the Supreme Court of British Columbia, Canada. The Company is claiming negligence and breach of contract due to failure to provide services as stipulated under an Agreement between the parties that had a term of 18 months commencing December 2006. Pursuant to the Agreement, the Company paid a monthly fee of $15,000 for custom website search engine optimization services. However, the Company claims that such services were never provided. Beginning December 2007 and for the remaining term of the contract, the monthly fee was reduced to $7,500. On July 28, 2008, the Company received a demand letter for payment of the remaining $67,500 outstanding under the Agreement. The Company proposed a settlement which was rejected, and the Plaintiff countersued for breach of contract, claiming damages of $67,500. On September 19, 2008, the parties settled and the Company agreed to pay $55,000 payable in 16 monthly payments of $3,437 commencing September 30, 2008.

13.  Income Taxes

The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Income tax expense differs from the amount that would result from applying the U.S federal and state income tax rates to earnings before income taxes. The Company has a net operating loss carryforward of approximately $1,284,600 available to offset taxable income in future years which commence expiring in fiscal 2013. Pursuant to SFAS 109, the potential benefit of the net operating loss carryforward has not been recognized in the consolidated financial statements since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years.

The Company is subject to United States federal and state income taxes at an approximate rate of 35%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	May 31, 2008 $	May 31, 2007 $
Income tax recovery at statutory rates	69,100	304,000
Permanent differences	132,000	(168,000)
Valuation allowance change	(201,100)	(136,000)
Provision for income taxes	–	–

Novori Inc.
(Formerly a Development Stage Company)
Note to the Consolidated Financial Statements
For the year ended May 31, 2008
(Expressed in US dollars)

13.  Income Taxes (continued)

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

	May 31, 2008 $	May 31, 2007 $
Net operating loss carryforward	418,322	217,175
Valuation allowance	(418,322)	(217,175)
Net deferred income tax asset	–	–

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

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

Since inception, we have had no changes in or disagreements with our accountants. Our audited financial statements for the fiscal year ended May 31, 2008 have been included in this annual report in reliance upon Manning Elliott LLP, Independent Registered Public Accounting Firm, as experts in accounting and auditing.

Item 9A. Controls and Procedures.

Not applicable.

Item 9A(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of May 31, 2008. Based on this evaluation, our Chief Financial Officer and Chief Executive Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in the reports we file, within the time periods specified in the SEC’s rules and forms. Such evaluation did not identify any change in our internal control over financial reporting that occurred during the year ended May 31, 2008 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

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

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision of our Chief Executive Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of May 31, 2008 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of May 31, 2008, we determined that there were control deficiencies that constituted material weaknesses, as described below.

1.
We did not maintain a sufficient complement of personnel with an appropriate level of technical knowledge of U.S. generally accepted accounting principles (“US GAAP”) including financial statement footnote disclosures, experience in the application of US GAAP commensurate with our financial accounting and reporting requirements.. This material weakness, if not remediated, has the potential to cause a material misstatement in the future.

2.	Due to the significant number and magnitude of out-of-period adjustments identified during the year-end closing process, management has concluded that the controls over the period-end financial reporting process were not operating effectively. Specifically, controls were not effective to ensure that significant non-routine transactions, accounting estimates, and other adjustments were appropriately reviewed, analyzed, and monitored on a timely basis. This was evidenced by a significant number of out-of-period adjustments noted during the year-end closing process. A material weakness in the period-end financial reporting process could result in us not being able to meet our regulatory filing deadlines and, if not remediated, has the potential to cause a material misstatement or to miss a filing deadline in the future.

3.
We lacked sufficient internal controls to ensure the correct cutoff of expenses at period end which resulted in material out of period adjustments to the financial statements. This material weakness if not remediated, has the potential to cause a material misstatement in the future.

4.	Certain entity level controls establishing a “tone at the top” were considered material weaknesses. We have an audit committee however it is not independent. There is no policy on fraud and no code of ethics at this time, though we plan to implement such policies in fiscal 2008. A whistleblower policy is not necessary given the small size of the organization.

5.	Management override of existing controls is possible given the small size of the organization and lack of personnel.

6.	There is no system in place to review and monitor internal control over financial reporting. We maintain an insufficient level of personnel to carry out ongoing monitoring responsibilities and ensure effective internal control over financial reporting.

Management is currently evaluating remediation plans for the above control deficiencies.

Accordingly, we concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of

May 31, 2008 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Manning Elliott LLP, an independent registered public accounting firm, was not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of May 31, 2008.

Changes in Internal Controls

During the period ended May 31, 2008 there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the name, age, and position of the executive officers and directors of Novori as of September 12, 2008.

Name and Age	Position(s) Held in Novori Inc.	Principal Occupation(s) During Past 5 Years	Other Directorships Held by Director
Harold Schaffrick, 46	Director, President, CEO since July 2004 to present	President and CEO of Novori from July 2004 to present President of Blue Guru Investment Group Inc. d.b.a. iCanRx from Feb 2002 to July 2004	None
Mark Neild, 41	Director, CFO, Secretary, and Chief Accounting Officer since July 2004 to present; Treasurer since May 2005 to present	Secretary, CAO and CFO of Novori from July 2004 to present Treasurer of Novori from May 2005 to present Developer of online presence for ICanRx from Feb 2002 to July 2004	None

Harold Schaffrick has been our director, President and CEO since our inception in July 2004. For the past five years, Mr. Schaffrick has worked as a consultant with small businesses to assist them with the process of becoming public entities. He also founded, in February 2002, and was the President of, an online retail sales business, Blue Guru Investment Group Inc. d.b.a. iCanRx. Prior to this, he worked as a project manager in information systems at the British Columbia Automobile Association for ten years designing, developing and implementing business solutions. Mr. Schaffrick attended British Columbia Institute of Technology and graduated with a Diploma in Engineering. He also has a Diploma in Computer Programming from the Career Data Institute.

Mark Neild has been our Chief Financial Officer, Secretary and Chief Accounting Officer since July 2004 and our treasurer since May 2005. Mr. Neild has worked as a consultant with many private and public companies establishing their online corporate identities, designing and developing corporate websites and assisting with public relations for these companies. Since February 2002 to July 2004, Mr. Neild has assisted in developing the online presence for iCanRx, an online retail sales business of which he was an executive officer and the Secretary.

Significant Employees

There are no individuals other than our executive officers who are expected to make a significant contribution to our business.

Family Relationships

There are no family relationships among directors, executive officers, or persons nominated or chosen by us to become directors or executive officers.

No Legal Proceedings

There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholders are an adverse party or have a material interest adverse to us.

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past five years:

·	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

·	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

·
being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

·
being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Section 16(a) Beneficial Ownership Compliance Reporting

Section 16(a) of the Securities Exchange Act of 1934 requires a company’s directors and officers, and persons who own more than ten-percent (10%) of the company’s common stock, to file with the Securities and Exchange Commission reports of ownership on Form 3 and reports of change in ownership on Forms 4 and 5. Such officers, directors and ten-percent stockholders are also required to furnish the company with copies of all Section 16(a) reports they file. Based on the fact that we do not have a class of securities registered under the Section 12 of the Securities Exchange Act of 1934 none of our 10% shareholders, directors or officers have been required for file reports under Section 16(a) of the Securities Exchange Act of 1934.

Code of Ethics

We have not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions because we have not yet finalized the content of such a code.

Audit Committee

The functions of the Audit Committee are currently carried out by our Board of Directors. Our Board of Directors has determined that we do not have an audit committee financial expert on its Board of Directors carrying out the duties of the Audit Committee. The Board of Directors has determined that the cost of hiring a financial expert to act as a director and to be a member of the Audit Committee or otherwise perform Audit Committee functions outweighs the benefits of having a financial expert on the Audit Committee

Director Nominees

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

Item 11. Executive Compensation.

The following table sets forth, as of May 31, 2008, compensation awarded to our Principal Executive Officer and our Principal Financial Officer (collectively, the “Named Executive Officers”) for the last three completed fiscal years. There were no other persons serving as executive officers whose salary and bonus for such years exceeded $100,000.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	Total ($)
Harold Schaffrick President & CEO	2008	111,252 (1)	0	0	0	0	0	$111,252
	2007	50,981 (1)	0	0	0	0	0	$50,981
	2006	0	0	0	0	0	0	0
Mark Neild CFO, Secretary, CAO	2008	111,252 (2)	0	0	0	0	0	$111,252
	2007	50,981 (2)	0	0	0	0	0	$50,981
	2006	0	0	0	0	0	0	0

1) Represents management consulting fees paid to Mr. Schaffrick as Chief Executive Officer and President.

(2) Represents management consulting fees paid to Mr. Neild as Chief Financial Officer, Secretary and Chief Accounting Officer.

Equity Awards

None.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the Board of Directors or a committee thereof.

Compensation Committee

We currently do not have a compensation committee of the Board of Directors. The Board of Directors as a whole determines executive compensation.

Compensation of Directors

We do not pay members of the Board of Directors any fees for attendance at Board meetings or similar remuneration or reimburse them for any out-of-pocket expenses incurred by them in connection with our business.

Change of Control

As of May 31, 2008 we had no pension plans or compensatory plans or other arrangements which provide compensation on the event of termination of employment or change in control of us.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of October 7, 2008 by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock. Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

As of October 7, 2008, there were 34,663,398 common shares and 19,000,000 series A convertible preferred shares issued and outstanding. The holders of series A convertible preferred stock can convert their series A convertible preferred stock into our common stock at a rate of 1 share of common stock for 1 share of series A convertible preferred stock. The holders have the option to voluntarily convert the series A convertible preferred stock into common stock after June 12, 2009.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1) (#)	Percent of Class (2) (%)
Harold Schaffrick (3) Suite 105 – 5450 152nd St. Surrey, BC V3S 5J9	Common	9,500,000	27.4
	Preferred	9,500,000	50
Mark Neild (4) Suite 105 – 5450 152nd St. Surrey, BC V3S 5J9	Common	9,500,000	27.4
	Preferred	9,500,000	50
All Officers and Directors as a Group	Common	19,500,000	54.8
	Preferred	19,000,000	100

(1)	The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose.

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

(2)	Based on 34,663,398 issued and outstanding shares of common stock and 19,000,000 issued and outstanding shares of series A convertible preferred stock as of October 7, 2008.
(3)	Harold Schaffrick is our director, President and Chief Executive Officer.
(4)	Mark Neild is our director and Chief Financial Officer.

Item 13. Certain Relationships, Related Transactions and Director Independence

As at May 31, 2008, we owed $6,953 to Blue Guru Investment Group Inc., a company controlled by Harold Schaffrick, our director and Chief Executive Officer, and Mark Neild, our director and Chief Financial Officer. These amounts are non-interest bearing, unsecured and due on demand.

As at May 31, 2008, we also owed $30,000 to 0775270 BC Ltd., one of our shareholders, pursuant to a standby equity distribution agreement. The terms of the agreement specify that the loan is non-interest bearing and due on demand.

We paid approximately $239,865 to Harold Schaffrick and Mark Neild as compensation for consulting services from June 1, 2007 to May 31, 2008.

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

Director Independence

The OTC Bulletin Board on which our common stock is listed on does not have any director independence requirements.

We also do not currently have a definition of independence as all of our directors are also employed in management positions as our officers. Once we engage further directors and officers, we will develop a definition of independence and scrutinize our Board of Directors with regard to this definition.

Item 14. Principal Accountant Fees and Services.

Audit and Non-Audit Fees

The following table represents fees for the professional audit services and fees billed for other services rendered by our current auditors, Manning Elliott LLP for the audit of our annual financial statements for the year ended May 31, 2007 and 2008 and any other fees billed for other services rendered by Manning Elliott LLP during these periods. All fees are paid by US dollars.

	Year Ended May 31, 2007	Year Ended May 31, 2008
Audit fees	$19,000	$34,320
Audit-related fees	-	-
Tax fees	-	$4,000
All other fees	-	-
Total	$19,000	$38,320

Since our inception, our Board of Directors, performing the duties of the Audit Committee, reviews all audit and non-audit related fees at least annually. The Board of Directors as the Audit Committee pre-approved all audit related services in the fiscal year ending May 31, 2008.

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements
See “Index to Consolidated Financial Statements” set forth on page F-1.
(a)(2)	Financial Statement Schedules
None. The financial statement schedules are omitted because they are inapplicable or the requested information is shown in our financial statements or related notes thereto.

Exhibit Number	Exhibit Description
21	Subsidiaries (1)
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Included as an exhibit to our Form SB-2 filed on December 15, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Novori Inc.
Date: October 8, 2008
By: /s/ Harold Schaffrick
Harold Schaffrick
President, Chief Executive Officer, Director

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Harold Schaffrick	President, Chief Executive Officer, Director	October 8, 2008
Harold Schaffrick

/s/ Mark Neild	Director, Chief Financial Officer, Principal Accounting Officer	October 8, 2008
Mark Neild