Form 10-Q
period 2008-08-31
Novori Inc.
filed 2008-10-20
CIK 1343257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2008

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

___________________________
(Address of former executive offices)

(778) 571 0880
Issuer’s telephone number

______________________________
Former name, former address, and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐    Accelerated filer ☐     Non-accelerated filer ☐    Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

As of October 15, 2008, the registrant had 35,072,489 shares of common stock and 19,000,000 shares of Series A Convertible Preferred Stock outstanding

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited interim consolidated financial statements of Novori Inc. (the “Company”, “Novori”, “we”, “our”, “us”) follow. All currency references in this report are in US dollars unless otherwise noted.

Novori Inc.
(Formerly a Development Stage Company)
(Unaudited)
August 31, 2008

Novori Inc.
Consolidated Balance Sheets
(Expressed in US dollars)

	August 31, 2008 $ (unaudited)	May 31, 2008 $
ASSETS
Current Assets
Cash	18,186	20,806
Inventory, net (Note 3)	39,756	31,291
Prepaid expenses	3,917	4,189
Total Current Assets	61,859	56,286
Property and Equipment (Note 4)	1,365	1,410
Total Assets	63,224	57,696
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	153,479	156,771
Accrued liabilities (Note 5)	115,698	67,523
Due to a related party (Note 6(a))	6,953	6,953
Due to shareholder (Note 6(b))	30,000	30,000
Deferred revenue	34,832	10,898
Convertible note payable, less discount of $16,102 (Note 7(b))	83,898	75,598
Derivative liability (Note 7(b))	30,983	64,405
Promissory notes (Note 8)	117,000	97,000
Total Current Liabilities	572,843	509,148
Agreement Payable (Note 12(b))	13,750	24,062
Long-Term Promissory Notes (Note 8(d))	3,000	3,000
Total Liabilities	589,593	536,210
Contingencies and Commitments (Notes 1, 11 and 12)
Stockholders’ Deficit
Preferred Stock (Note 9), 20,000,000 shares authorized, with a par value of $0.0001; 19,000,000 issued and outstanding (May 31, 2008 – 19,000,000)	1,900	1,900
Common Stock, 100,000,000 shares authorized, with a par value of $0.0001; 35,072,489 shares issued and outstanding (May 31, 2008 – 34,663,398 shares)	3,507	3,466
Additional Paid-in Capital	1,039,673	994,714
Common Stock Subscribed	–	45,000
Donated Capital	139,736	139,736
Accumulated Other Comprehensive Income (Loss)	8,512	(26,581)
Deficit	(1,719,697)	(1,636,749)
Total Stockholders’ Deficit	(526,369)	(478,514)
Total Liabilities and Stockholders’ Deficit	63,224	57,696

(The accompanying notes are an integral part of the financial statements)

Novori Inc.
Consolidated Statements of Operations
(Expressed in US dollars)
(unaudited)

	For the Three Months Ended	For the Three Months Ended
	August 31, 2008	August 31, 2007
	$	$
Revenue	513,428	468,315
Cost of sales	428,428	398,869
Gross Profit	85,000	69,446
Expenses
Amortization	65	52
Consulting fees (Note 6(c))	65,409	51,044
General and administrative	69,995	128,717
Professional fees	57,601	45,001
Total Operating Expenses	193,070	224,814
Operating Loss	(108,070)	(155,368)
Other Income (Expense)
Accretion of discount on convertible notes (Note 7(b))	(8,300)	(5,483)
Gain on change in fair value of conversion feature (Note 7(b))	33,422	408,000
Net Income (Loss)	(82,948)	247,149
Other Comprehensive Income (Loss)
Foreign currency translation adjustment	35,093	(1,324)
Comprehensive Loss	(47,855)	245,825
Net Loss Per Share – Basic and Diluted	–	0.01
Weighted Average Shares Outstanding	34,779,011	38,988,174

(The accompanying notes are an integral part of the financial statements)

Novori Inc.
Consolidated Statements of Cash Flows
(Expressed in US dollars)
(unaudited)

	For the Three Months Ended August 31, 2008 $	For the Three Months Ended August 31, 2007 $
Operating Activities
Net loss for the period	(82,948)	247,149
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on convertible notes	8,300	5,483
Amortization	65	52
Gain on change in fair value of conversion feature	(33,422)	(408,000)
Changes in operating assets and liabilities:
Inventory	(8,465)	(34,113)
Accounts payable and accrued liabilities	35,129	37,656
Deferred revenue	23,934	30,057
Net Cash Used In Operating Activities	(57,407)	(121,716)
Financing Activities
Proceeds from issuance of promissory note	20,000	–
Proceeds from common stock subscribed	–	135,000
Net Cash Flows Provided By Financing Activities	20,000	135,000
Effect of Exchange Rate Changes on Cash	34,787	(1,338)
(Decrease) Increase in Cash	(2,620)	11,946
Cash - Beginning of Period	20,806	11,293
Cash - End of Period	18,186	23,239
Supplemental Disclosures:
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of the financial statements)

Novori Inc.
Notes to the Consolidated Financial Statements
August 31, 2008
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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. While the Company has generated revenue since inception, it has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. At August 31, 2008, the Company has a working capital deficit of $510,984 and has accumulated losses of $1,719,697 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company‘s common shares are currently trading on the Over the Counter Bulletin Board (OTCBB) under the trading symbol ‘NOVO.OB’.

2.      Summary of Significant Accounting Policies

a)	Basis of Presentation and Fiscal Year

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. These consolidated financial statements include the accounts of the Company and its wholly-owned Canadian subsidiary, Novori Marketing Inc. All intercompany transactions and balances have been eliminated. The Company’s fiscal year-end is May 31.

b)	Interim Consolidated Financial Statements

The interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-QSB. They do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these interim unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended May 31, 2008, included in the Company’s Annual Report on Form 10-K filed on October 9, 2008 with the SEC.

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position at August 31, 2008 and May 31, 2008, and the consolidated results of its operations and consolidated cash flows for the three months ended August 31, 2008 and 2007. The results of operations for the three months ended August 31, 2008 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

Novori Inc.
Notes to the Consolidated Financial Statements
August 31, 2008
(Expressed in U.S. dollars)
(unaudited)

2.      Summary of Significant Accounting Policies (continued)

d)	Comprehensive Loss
SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive income (loss) and its components in the consolidated financial statements. As at August 31, 2008, and May 31, 2008, the Company’s only component of comprehensive loss was foreign currency translation adjustments.

e)	Cash and Cash Equivalents
The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

f)	Inventory

Inventory is determined on a first-in, first-out basis and is stated at the lower of cost or market. Market is determined based on the net realizable value, with appropriate consideration given to excessive levels, future demand and other factors. At August 31, 2008 , inventory consisted of diamonds and settings that were held with a supplier on refund (supplier products).

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

Novori Inc.
Notes to the Consolidated Financial Statements
August 31, 2008
(Expressed in U.S. dollars)
(unaudited)

2.           Summary of Significant Accounting Policies (continued)

k)	Warranty

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

l)	Basic and Diluted Net Income (Loss) per Share

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

m)	Income Taxes

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

n)	Revenue Recognition

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

o)	Advertising Costs

Advertising costs are charged to operations as incurred. For the three month period ended August 31, 2008, the Company recorded advertising costs of $2,645 (2008 - $51,870).

p)	Shipping and Handling Costs

The Company pays for all shipping and handling costs within and outside of the United States, which is included in cost of sales. The Company currently ships to countries outside of the United States.

Novori Inc.
Notes to the Consolidated Financial Statements
August 31, 2008
(Expressed in U.S. dollars)
(unaudited)

2.           Summary of Significant Accounting Policies (continued)

q)	Stock-based Compensation

The Company records stock-based compensation in accordance with SFAS 123(R), “Share-Based Payments,” which requires the measurement and recognition of compensation expense based on estimated fair values for all share-based awards made to employees and directors, including stock options. In March 2005, the Securities and Exchange Commission issued SAB 107 relating to SFAS 123(R). The Company applied the provisions of SAB 107 in its adoption of SFAS 123(R). SFAS 123(R) requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The Company uses the Black-Scholes option-pricing model as its method of determining fair value. This model is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables. These subjective variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviours. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the statement of operations over the requisite service period.

All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The Company has not issued any stock options since its inception.

r)	Recently Issued Accounting Pronouncements

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

Novori Inc.
Notes to the Consolidated Financial Statements
August 31, 2008
(Expressed in U.S. dollars)
(unaudited)

2.           Summary of Significant Accounting Policies (continued)

r)	Recently Issued Accounting Pronouncements (continued)

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

s)	Recently Adopted Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement did not have a material effect on the Company’s reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement did not have a material effect on the Company’s reported financial position or results of operations.

3.            Inventory
	August 31, 2008 $	May 31, 2008 $
Supplier products	46,243	37,778
Provision for inventory obsolescence	(6,487)	(6,487)
	39,756	31,291

4.            Property and Equipment
	Cost $	Accumulated Amortization $	August 31, 2008 Net Carrying Value $	May 31, 2008 Net Carrying Value $
Computer hardware	2,520	1,155	1,365	1,410

5.            Accrued Liabilities
	August 31, 2008 $	May 31, 2008 $
Accrued interest	23,369	18,984
Allowance for sales returns	3,273	4,359
Product purchases	44,764	-
Professional fees	3,042	13,242
Contingent liability	41,250	30,938
	115,698	67,523

Novori Inc.
Notes to the Consolidated Financial Statements
August 31, 2008
(Expressed in U.S. dollars)
(unaudited)

6.           Related Party Transactions

a)	As of August 31, 2008, the Company owes $6,953 (May 31, 2008 - $6,953) to a company controlled by two directors of the Company. This amount is non-interest bearing, unsecured, and due on demand.

b)
As of August 31, 2008, the Company owes $30,000 (May 31, 2008 - $30,000) to a shareholder with significant influence for consulting fees with respect to the standby equity distribution agreement, as disclosed in Note 11(b). Under the terms of the agreement, the amounts are unsecured, non-interest bearing, and due on demand.

c)	For the three month period ended August 31, 2008, two officers of the Company received $58,422 (2008 - $51,044) as compensation for consulting services provided to the Company.

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

Pursuant to EITF 00-19 the Company will adjust the carrying value of the conversion feature to its fair value at each reporting date. During the three month period ended August 31, 2008, the Company recognized a gain on the change in the fair value of the conversion feature of $33,422 (August 31, 2007 – gain of $408,000) decreasing the carrying value of the derivative liability to $30,983 (May 31, 2008 – $64,405).

For the three month period ended August 31, 2008, the Company accreted interest expense of $8,300 (August 31, 2007 – $5,483) increasing the carrying value of the note to $83,898 (May 31, 2008 – $75,598). The Company will record further interest expense over the term of the Note of $16,102 resulting in the carrying value of the convertible debentures to be accreted to the face value of $100,000 at maturity. At August 31, 2008, accrued interest of $12,421 has been recorded.

Novori Inc.
Notes to the Consolidated Financial Statements
August 31, 2008
(Expressed in U.S. dollars)
(unaudited)

8.      Promissory Notes

a)
On May 1, 2006, the Company received $10,000 and issued a promissory note. Under the terms of the promissory note, interest is accrued at 5% per annum, is unsecured, and due on July 5, 2008. At August 31, 2008, the amount has not been repaid and accrued interest of $1,233 has been recorded.

b)
On July 28, 2006, the Company received $30,000 and issued a promissory note. Under the terms of the promissory note, interest is accrued at 10% per annum and the principal and interest are due upon demand 90 days after advancement of funds. At August 31, 2008, the amount has not been repaid and the Company has recorded $6,271 of accrued interest.

c)
On December 20, 2006, the Company received $7,000 and issued a promissory note. Under the terms of the promissory note, the amount is unsecured, accrues interest at 5% per annum, and is due on May 24, 2008. At August 31, 2008, the amount has not been repaid and the Company has recorded $596 of accrued interest.

d)
On December 20, 2006, the Company received $3,000 and issued a promissory note. Under the terms of the promissory note, the amount is unsecured, accrues interest at 5% per annum, and was due on December 19, 2009. At August 31, 2008, accrued interest of $255 has been recorded.

e)
On March 7, 2008, the Company received $50,000 and issued a promissory note. Under the terms of the promissory note, the amount is unsecured, accrues interest at 12% per annum, and is due on April 11, 2009. At August 31, 2008, accrued interest of $2,493 has been recorded.

f)
On August 13, 2008, the Company received $20,000 and issued a promissory note. Under the terms of the Promissory note, the amount is unsecured, accrues interest at 1% per month, and the principal and interest are due upon demand. At August 31, 2008, accrued interest of $100 has been recorded.

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

10.           Common Stock

On August 5, 2008, the Company issued 409,091 shares of common stock in connection with a $45,000 advance received on May 20, 2008 pursuant to the equity distribution agreement described in Note 11(b).

11.           Commitments

a)
On November 1, 2007, the Company entered into a new lease agreement with a company to provide office space to the Company for a five-year term plus a five year renewal option. Under the lease agreement, the Company is obligated to the following payments:

Fiscal Period	Annual Payment
2009	Cdn $22,579
2010	Cdn $32,022
2011	Cdn $33,057
2012	Cdn $33,977
2013	Cdn $14,344

During the three month period ended August 31, 2008, the Company incurred rent expense of $7,179 (CDN$7,373). During the three month period ended August 31, 2007, the Company incurred rent expense of $5,409 (CDN$5,724).

Novori Inc.
Notes to the Consolidated Financial Statements
August 31, 2008
(Expressed in U.S. dollars)
(unaudited)

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

As of August 31, 2008, the Company has received proceeds of $540,000. On April 14, 2008, the Company issued 1,707,898 shares of common stock in connection to $495,000 of advances received. On August 5, 2008, the Company issued 409,091 shares of common stock in connection to a $45,000 advance received.

c)
On January 24, 2007, the Company entered into a consulting agreement with the same investor as noted in Note 11(b) to provide consulting services for a period of 24 months. The Company is obligated to pay $15,000 of consulting fees for any month when an advance of funds is requested by the Company and made by the investor, pursuant to the distribution agreement entered between the parties on January 24, 2007. During the three month period ended August 31, 2008, the Company received advances of $nil and recorded consulting fees of $nil.

12.           Contingent Liabilities

a)
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

b)
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

Business Overview and Uncertainties

We are in the business of selling a selection of over 50,000 loose diamonds and over 500 different styles and settings of fine diamond jewelry through our website, www.novori.com. All of our jewelry is customizable to the customer’s tastes and preferences. The prices of our jewelry range from as low as $200 to over $10,000. Each piece of jewelry is hand crafted and professionally finished by our jewelers. We provide our customers with a safe online shopping experience that includes extensive product and purchasing information. If our customers are dissatisfied for any reason, they may exchange or fully refund their merchandise by returning the item(s) to us within 30 days.

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

Our total revenues increased by $45,113 to $513,428 for the three months ended August 31, 2008 from $468,315 for the three months ended August 31, 2007. We attribute the increase in our total revenues to two factors: increased consumer awareness of the Novori brand; and increased traffic to our website resulting from consistently high rankings on internet search engines.

Gross Profit

For the three months ended August 31, 2008, our cost of sales totaled $428,428, resulting in a gross profit of $85,000 or 17%. This compares to the three months ended August 31, 2007, for which our cost of sales totaled $398,869 and resulted in a gross profit of $69,446 or 15%. Our profit margins fluctuate as a result of our sales mix in a given period as each of our jewelry pieces can have dramatically different profit margins depending on a number of factors, including which supplier we work with and the degree of customization involved. We also sell loose, unset diamonds, which sales have the lowest mark-up. Our profit margins are also affected by strong competition in the retail jewelry and engagement ring market, and the price sensitivity of diamonds and diamond jewelry.

We had a net loss of $82,948 for the three months ended August 31, 2008 compared to a gross profit of $247,149 for the same period in 2007. Our net loss was higher for the three months ended August 31, 2008 compared to August 31, 2007 due to a reduction in other income recognized for the three months ended August 31, 2008 as compared to the three months ended August 31, 2007.

Expenses

Our total expenses decreased by $31,744 from $224,814 for the three months ended August 31, 2007 to $193,070 for the three months ended August 31, 2008. The decrease in our total expenses was due to lower costs of sales, which varies based on the product mix we sell which impacts our profit margins as described above. We anticipate that we will incur increased expenses in order to implement our business growth strategy, which includes the following: higher marketing expenses associated with our marketing campaign as we increase our marketing presence on television and online; higher sales related expense; and increased broker fees and tradeshow attendance fees.

Our total expenses during the three months ended August 31, 2008 and the three months ended August 31, 2007 include general and administrative expenses, consulting and professional fees, and amortization.

Our general and administrative costs decreased by $58,722 to $69,995 for the three months ended August 31, 2008 from $128,717 for the three months ended August 31, 2007. The decrease in general and administrative costs was due to a reduction in general and administrative expenses, including promotional and marketing activities. Our general and administrative expenses consist of bank charges, travel, meals and entertainment, promotional activities, rent, foreign exchange, office maintenance, communication expenses (cellular, internet, fax, and telephone), courier, postage costs and office supplies.

Our professional fees increased by $12,600 from $45,001 for the three months ended August 31, 2007 to $57,601 for the three months ended August 31, 2008. The increase in our professional fees is due to additional accounting and auditing fees resulting from enhanced regulatory and disclosure requirements, and additional legal services necessitated by our increasing level of operations.

Our consulting fees increased by $14,365 from $51,044 for the three months ended August 31, 2007 to $65,409 for the three months ended August 31, 2008. We paid consulting fees to Harold Schaffrick and Mark Neild for providing us with consulting services in accordance with our equity agreements. The increase in our consulting fees is due to a rise in the amount of compensation to be paid under our equity agreements.

Operating and Net Loss

We incurred an operating loss of $108,070 for the three months ended August 31, 2008, compared to an operating loss of $155,368 for the same period in 2007. The decrease in operating loss for the three months ended August 31, 2008 was due to higher revenue and a decrease in operating expenses including general and administrative expenses.

We incurred a net loss of $82,948 for the three months ended August 31, 2008, compared to net income of $247,149 for the same period in 2007. The difference is attributable to a decrease in other income for the three months ended August 31, 2008 as compared to the three months ended August 31, 2007.

Liquidity and Capital Resources

We expect that our sales will continue to grow over the next twelve months. We intend to continue making financial investments in marketing and developing our website and expect to incur losses over the next two years.

As of August 31, 2008, we had a working capital deficit of $510,984, with total current assets of $61,859 and total current liabilities of $572,843. Our current liabilities include accounts payable of $153,479; and accrued liabilities of $115,698, which is comprised of accrued interest, an allowance for sales returns, professional fees and an amount for contingent liabilities. As at August 31, 2008, we had cash of $18,186 in our bank accounts. Our accumulated deficit of $1,719,697 has mainly been funded by a combination of debt, including promissory and convertible notes, and equity financing by way of private placements of our common stock.

For the three months ended August 31, 2008, we borrowed $20,000 in cash under a promissory note. From our inception on July 26, 2004 until August 31, 2008, we have received, or have the right to receive, a total of $230,000 from the issuances of two convertible notes and four promissory notes. 0775270 BC Ltd. has the right to purchase up to $1,260,000 worth of our common stock for a purchase price described under the terms of the standby equity distribution agreement. As at October 15, 2008, we have received proceeds of $540,000 pursuant to the standby equity distribution agreement and have issued 2,116,989 shares of our common stock to 0775270 BC Ltd.

We used net cash of $57,407 in operating activities for the three months ended August 31, 2008, compared to $121,716 used to fund operating activities for the same period in 2007. We received net cash of $20,000 from financing activities for the three months ended August 31, 2008, compared to $135,000 from financing activities for the same period in 2007. Net cash of $20,000 was borrowed under a promissory note which is unsecured, payable on demand and bears interest at a rate of 1% per month.

Our currently monthly burn rate is $19,136. Our cash level of $18,186 as of August 31, 2008 is insufficient to cover our monthly burn rate. Our cash level decreased by $2,620 for the three months ended August 31, 2008.

We expect that our total expenses will increase over the next year as we increase our sales. We have not been able to break-even for the last two fiscal years and have had to rely on equity financing to fund our capital resource requirements. We believe that increased sales of our products will increase our capital resources over the next 12 months, but not by a sufficient amount to sustain our operations and fund our planned product development over that period. Therefore, we expect to incur substantial losses over the next two years. We estimate that our expenses over the next 12 months (beginning November 2008) will be approximately $640,000 as follows:

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

Of the $640,000 we need for the next 12 months, we had $18,186 in cash as of August 31, 2008. We intend to meet the balance of our cash requirements for the next 12 months of approximately $622,000 through a combination of equity and debt financing. Under the standby equity distribution agreement, we can receive a maximum of $720,000 over the next 12 months at our option. We may also sell our common stock through private placements or a registered public offering (either self-underwritten or through a broker-dealer). At this time we do not have any commitments from any broker-dealers to provide us with financing.

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

(b) Changes in internal controls

There was no change in our internal control over financial reporting in the fiscal quarter ended August 31, 2008 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

As of August 31, 2008, there are no material pending legal proceedings (other tan routine litigation incidental to our business) to which we or our subsidiaries are a party or of which any of our properties is the subject. Also, our management is not aware of any legal proceedings contemplated by any governmental authority against us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

For the quarter ended August 31, 2008, we issued 409,091 common shares to 0775270 BC Ltd. as compensation for receiving proceeds of $45,000 on May 20, 2008 under a standby equity agreement entered into on January 24, 2007 which allows us to receive up to $1,260,000 over a 24 month period in exchange for the sale of our common stock. As of October 15, 2008, we have issued an aggregate of 2,116,989 shares of our common stock as compensation for receiving total advances of $540,000.

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

Novori Inc.
(Registrant)

/s/ Harold Schaffrick
Date: October 20, 2008	Harold Schaffrick
President, Chief Executive Officer, Director

/s/ Mark Neild
Date: October 20, 2008	Mark Neild
Chief Financial Officer, Principal Accounting Officer, Director