Form 10-Q
period 2008-11-30
Novori Inc.
filed 2009-01-20
CIK 1343257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2008

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

_____________________________
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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of January 19, 2009, the registrant had 1,753,979 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited interim consolidated financial statements of Novori Inc. (the “Company”, “Novori”, “we”, “our”, “us”) follow.

Novori Inc.
Consolidated Balance Sheets
(Expressed in US dollars)
(unaudited)

	November 30, 2008 $ (unaudited)	May 31, 2008 $

ASSETS

Current Assets

Cash	30,283	20,806
Inventory, net (Note 3)	52,987	31,291
Prepaid expenses	3,358	4,189

Total Current Assets	86,628	56,286

Property and Equipment (Note 4)	1,272	1,410
Total Assets	87,900	57,696

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	205,324	156,771
Accrued liabilities (Note 5)	42,844	36,585
Current portion of agreement payable (Note 12(b))	51,564	30,938
Due to a related party (Note 6(a))	6,953	6,953
Due to shareholder (Note 6(b))	30,000	30,000
Deferred revenue	49,690	10,898
Convertible note payable, less discount of $6,992 (Note 7)	93,008	75,598
Derivative liability (Note 7)	210,174	64,405
Promissory notes (Note 8)	120,000	97,000

Total Current Liabilities	809,557	509,148

Agreement Payable (Note 12(b))	3,437	24,062

Long-Term Promissory Notes (Note 8(d))	–	3,000

Total Liabilities	812,994	536,210

Contingencies and Commitments (Notes 1, 11 and 12)

Stockholders’ Deficit

Preferred Stock (Note 9), 20,000,000 shares authorized, with a par value of $0.0001; 19,000,000 issued and outstanding (May 31, 2008 – 19,000,000)	1,900	1,900

Common Stock, 150,000,000 shares authorized, with a par value of $0.0001; 1,753,624 shares issued and outstanding (May 31, 2008 – 1,733,170 shares)	175	173
Additional Paid-in Capital	1,043,005	998,007

Common Stock Subscribed	–	45,000

Donated Capital	139,736	139,736

Accumulated Other Comprehensive Loss	(3,490)	(26,581)

Deficit	(1,906,420)	(1,636,749)

Total Stockholders’ Deficit	(725,094)	(478,514)

Total Liabilities and Stockholders’ Deficit	87,900	57,696

(The accompanying notes are an integral part of the consolidated financial statements)

Novori Inc.
Consolidated Statements of Operations
(Expressed in US dollars)
(unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended
	November 30,	November 30,	November 30,	November 30,
	2008 $	2007 $	2008 $	2007 $

Revenue	571,331	450,569	1,084,759	918,884

Cost of sales	421,007	392,653	849,435	791,522

Gross Profit	150,324	57,916	235,324	127,362

Expenses

Amortization	149	115	214	167
Consulting fees (Note 6(c))	50,353	56,596	115,762	107,640
General and administrative	25,601	87,156	95,596	215,873
Professional fees	66,143	39,463	123,744	84,464

Total Operating Expenses	142,246	183,330	335,316	408,144

Operating Income (Loss)	8,078	(125,414)	(99,992)	(280,782)

Other Income (Expense)

Accretion of discount on convertible notes (Note 7)	(9,110)	(6,019)	(17,410)	(11,502)
Gain (loss) on change in fair value of conversion feature (Note 7(b))	(179,191)	(16,000)	(145,769)	392,000
Loss on settlement of lawsuit (Note 12(a))	(6,500)	–	(6,500)	–

Net Income (Loss)	(186,723)	(147,433)	(269,671)	99,716

Other Comprehensive Income (Loss)
Foreign currency translation adjustment	(12,002)	(13,402)	23,091	(14,726)

Comprehensive Income (Loss)	(198,725)	(160,835)	(246,580)	84,990

Net Loss Per Share
Basic	(0.11)	(0.09)	(0.14)	0.05
Diluted	(0.11)	(0.09)	(0.14)	(0.13)

Weighted Average Shares Outstanding
Basic	1,753,600	1,647,800	1,746,200	1,799,300
Diluted	1,753,600	1,647,800	1,746,200	2,199,300

(The accompanying notes are an integral part of the consolidated financial statements)

Novori Inc.
Consolidated Statements of Cash Flows
(Expressed in US dollars)
(unaudited)

	For the Six Months Ended November 30, 2008 $	For the Six Months Ended November 30, 2007 $
Operating Activities

Net loss for the period	(269,671)	99,716

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on convertible notes	17,410	11,502
Amortization	214	167
(Gain) loss on change in fair value of conversion feature	145,769	(392,000)

Changes in operating assets and liabilities:
Inventory	(21,696)	(32,335)
Accounts payable and accrued liabilities	56,517	57,595
Deferred revenue	38,792	46,839
Net Cash Used In Operating Activities	(32,665)	(208,516)

Investing Activities

Purchase of property and equipment	–	(1,893)
Net Cash Flows Used In Financing Activities	–	(1,893)

Financing Activities

Proceeds from issuance of promissory note	20,000	–
Proceeds from common stock subscribed	–	225,000
Net Cash Flows Provided By Financing Activities	20,000	225,000

Effect of Exchange Rate Changes on Cash	22,142	(14,891)

Increase (Decrease) in Cash	9,477	(300)

Cash - Beginning of Period	20,806	11,293

Cash - End of Period	30,283	10,993

Supplemental Disclosures:

Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of the consolidated financial statements)

Novori Inc.
Notes to the Consolidated Financial Statements
November 30, 2008
(Expressed in U.S. dollars)
(unaudited)

1.    Nature of Operations and Continuance of Business

Novori Inc. (the “Company”) was incorporated in the State of Delaware, USA on July 26, 2004. Effective July 27, 2004, the Company incorporated a wholly-owned subsidiary, Novori Marketing Inc., in the Province of British Columbia, Canada. Effective October 20, 2008, the Company incorporated a wholly-owned subsidiary, Novori Jewelry Inc., in the State of Delaware, U.S. The Company’s principal business is the purchase and sale of diamonds over the Internet. The Company has produced significant revenue from its principal business and prior to June 1, 2007 was a development stage company as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises”.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. While the Company has generated revenue since inception, it has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. At November 30, 2008, the Company has a working capital deficit of $722,929 and has accumulated losses of $1,906,420 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company‘s common shares are currently trading on the Over the Counter Bulletin Board (OTCBB) under the trading symbol ‘NVOR.OB’.

2.    Summary of Significant Accounting Policies

a)	Basis of Presentation and Fiscal Year

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. These consolidated financial statements include the accounts of the Company and its wholly-owned Canadian subsidiaries, Novori Marketing Inc. and Novori Jewelry Inc. All intercompany transactions and balances have been eliminated. The Company’s fiscal year-end is May 31.

b)	Interim Consolidated Financial Statements

The interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these interim unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended May 31, 2008, included in the Company’s Annual Report on Form 10-K filed on October 9, 2008 with the SEC.

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position at November 30, 2008 and May 31, 2008, and the consolidated results of its operations and consolidated cash flows for the six months ended November 30, 2008 and 2007. The results of operations for the six months ended November 30, 2008 are not necessarily indicative of the results to be expected for future quarters or the full year.

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
November 30, 2008
(Expressed in U.S. dollars)
(unaudited)

2.    Summary of Significant Accounting Policies (continued)

d)	Comprehensive Loss
SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive income (loss) and its components in the consolidated financial statements. As at November 30, 2008 and 2007, the Company’s only component of comprehensive loss was foreign currency translation adjustments.

e)	Cash and Cash Equivalents
The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

f)	Inventory

Inventory is determined on a first-in, first-out basis and is stated at the lower of cost or market. Market is determined based on the net realizable value, with appropriate consideration given to excessive levels, future demand and other factors. At November 30, 2008, inventory consisted of diamonds and settings that were held with a supplier on refund (supplier products).

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
November 30, 2008
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

Advertising costs are charged to operations as incurred. For the six month period ended November 30, 2008, the Company recorded advertising costs of $3,948 (2007 - $94,631).

p)	Shipping and Handling Costs

The Company pays for all shipping and handling costs within and outside of the United States, which is included in cost of sales. The Company currently ships to countries outside of the United States.

Novori Inc.
Notes to the Consolidated Financial Statements
November 30, 2008
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

Novori Inc.
Notes to the Consolidated Financial Statements
November 30, 2008
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

3.    Inventory

	November 30, 2008 $	May 31, 2008 $
Supplier products	59,474	37,778
Provision for inventory obsolescence	(6,487)	(6,487)
	52,987	31,291

Novori Inc.
Notes to the Consolidated Financial Statements
November 30, 2008
(Expressed in U.S. dollars)
(unaudited)

4.    Property and Equipment
	Cost $	Accumulated Amortization $	November 30,2008 Net Carrying Value $	May 31, 2008 Net Carrying Value $
Computer hardware	2,520	1,248	1,272	1,410

5.    Accrued Liabilities

	November 30, 2008 $	May 31, 2008 $

Accrued interest	28,955	18,984
Allowance for sales returns	4,347	4,359
Professional fees	3,042	13,242
Contingent liability (Note 12(a))	6,500	–
	42,844	36,585

6.    Related Party Transactions

a)	As of November 30, 2008, the Company owes $6,953 (May 31, 2008 - $6,953) to a company controlled by two directors of the Company. This amount is non-interest bearing, unsecured, and due on demand.

b)
As of November 30, 2008, the Company owes $30,000 (May 31, 2008 - $30,000) to a shareholder with significant influence for consulting fees with respect to the standby equity distribution agreement, as disclosed in Note 11(b). Under the terms of the agreement, the amounts are unsecured, non-interest bearing, and due on demand.

c)	For the six month period ended November 30, 2008, two officers of the Company received $102,715 (2008 - $107,640) as compensation for consulting services provided to the Company.

7.    Convertible Notes

On January 23, 2007, the Company issued a $100,000 convertible note (the “Note”) maturing on February 1, 2009. Under the terms of the convertible note, interest is payable annually at 8% per annum, and the principal can be convertible into common shares of the Company at lesser of $10.00 per post reverse-split share or a 25% discount to the five day volume weighted average stock price of the Company’s common stock as of the date of conversion.

On March 28, 2007, the Company modified the terms of the $100,000 convertible note to reduce the conversion price from the lesser of $10.00 per post reverse-split share or a 25% discount to the five day volume weighted average stock price of the Company’s common stock as of the date of conversion to the lesser of $5.00 per post reverse-split share or a 25% discount to the five days volume weighted average stock price of the Company’s common stock as of the date of conversion.

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

Pursuant to EITF 00-19 the Company will adjust the carrying value of the conversion feature to its fair value at each reporting date. During the six month period ended November 30, 2008, the Company recognized a loss on the change in the fair value of the conversion feature of $145,769 (November 30, 2007 – gain of $392,000) increasing the carrying value of the derivative liability to $210,174 (May 31, 2008 – $64,405).

Novori Inc.
Notes to the Consolidated Financial Statements
November 30, 2008
(Expressed in U.S. dollars)
(unaudited)

7.    Convertible Notes (continued)

For the six month period ended November 30, 2008, the Company accreted interest expense of $17,410 (November 30, 2007 – $11,502) increasing the carrying value of the note to $93,008 (May 31, 2008 – $75,598). The Company will record further interest expense over the term of the Note of $6,992 resulting in the carrying value of the convertible debentures to be accreted to the face value of $100,000 at maturity. At November 30, 2008, accrued interest of $14,415 has been recorded. On December 24, 2008, the Company proposed to settle the outstanding amount with the lender according to terms described in Note 13(e).

8.    Promissory Notes

a)
On May 1, 2006, the Company received $10,000 and issued a promissory note. Under the terms of the promissory note, interest is accrued at 5% per annum, is unsecured, and due on July 5, 2008. At November 30, 2008, the amount has not been repaid and accrued interest of $1,358 has been recorded.

b)
On July 28, 2006, the Company received $30,000 and issued a promissory note. Under the terms of the promissory note, interest is accrued at 10% per annum and the principal and interest are due upon demand 90 days after advancement of funds. At November 30, 2008, the amount has not been repaid and the Company has recorded $7,020 of accrued interest. On December 24, 2008, the Company proposed to settle the outstanding amount with the lender according to terms described in Note 13(d).

c)
On December 20, 2006, the Company received $7,000 and issued a promissory note. Under the terms of the promissory note, the amount is unsecured, accrues interest at 5% per annum, and is due on May 24, 2008. At November 30, 2008, the amount has not been repaid and the Company has recorded $683 of accrued interest.

d)
On December 20, 2006, the Company received $3,000 and issued a promissory note. Under the terms of the promissory note, the amount is unsecured, accrues interest at 5% per annum, and was due on December 19, 2009. At November 30, 2008, accrued interest of $293 has been recorded.

e)
On March 7, 2008, the Company received $50,000 and issued a promissory note. Under the terms of the promissory note, the amount is unsecured, accrues interest at 12% per annum, and is due on April 11, 2009. At November 30, 2008, accrued interest of $4,488 has been recorded. On December 24, 2008, the Company proposed to settle the outstanding amount with the lender according to terms described in Note 13(c).

f)
On August 13, 2008, the Company received $20,000 and issued a promissory note. Under the terms of the Promissory note, the amount is unsecured, accrues interest at 1% per month, and the principal and interest are due upon demand. At November 30, 2008, accrued interest of $700 has been recorded.

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

Novori Inc.
Notes to the Consolidated Financial Statements
November 30, 2008
(Expressed in U.S. dollars)
(unaudited)

10.  Common Stock

a)
On August 5, 2008, the Company issued 20,455 post reverse-split shares of common stock in connection with a $45,000 advance received on May 20, 2008 pursuant to the equity distribution agreement described in Note 11(b).

b)
On December 5, 2008, the Company effected a 1:20 reverse stock split of the authorized, issued and outstanding common stock. The authorized share capital was also increased from 100,000,000 shares of common stock to 150,000,000 shares of common stock with no change in par value. All share amounts have been retroactively adjusted for all periods presented.

11.  Commitments

a)
On November 1, 2007, the Company entered into a new lease agreement with a company to provide office space to the Company for a five-year term plus a five year renewal option. Under the lease agreement, the Company is obligated to the following payments:

Fiscal Period	Annual Payment
2009	Cdn $14,746
2010	Cdn $32,022
2011	Cdn $33,057
2012	Cdn $33,977
2013	Cdn $14,344

During the six month period ended November 30, 2008, the Company incurred rent expense of $13,365 (CDN$14,746). During the six months period ended November 30, 2007, the Company incurred rent expense of $9,335 (CDN$9,540).

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

At November 30, 2008, the Company has received proceeds of $540,000. On April 14, 2008, the Company issued 85,395 post reverse-split shares of common stock in connection to $495,000 of advances received. On August 5, 2008, the Company issued 20,455 post reverse-split shares of common stock in connection to a $45,000 advance received. The standby equity agreement was terminated effective December 10, 2008. No penalties were incurred by the Company in relation to the termination of this agreement. Refer to Note 13.

c)
On January 24, 2007, the Company entered into a consulting agreement with the same investor as noted in Note 11(b) to provide consulting services for a period of 24 months. The Company is obligated to pay $15,000 of consulting fees for any month when an advance of funds is requested by the Company and made by the investor, pursuant to the distribution agreement entered between the parties on January 24, 2007. During the six month period ended November 30, 2008, the Company received advances of $nil and recorded consulting fees of $nil.

Novori Inc.
Notes to the Consolidated Financial Statements
November 30, 2008
(Expressed in U.S. dollars)
(unaudited)

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

On December 19, 2008, the case was dismissed by the Hillsborough County Court. The plaintiffs agreed to irrevocably and unconditionally waive, discharge and release the Company and its subsidiary, directors, and officers from all liabilities, commitments, obligations, costs, expenses and damages pursuant to the claim. In exchange for dropping the lawsuit and releasing the Company from any claims, the Company will pay to the plaintiffs total compensation of $6,500. Both parties have agreed that the settlement is not an admission by the Company of any claim or allegation against it. The parties are each responsible for their own legal costs and fees resulting from the lawsuit.

b)
On August 25, 2008, the Company filed a lawsuit against Incentaclick Media Group Inc. (the “Plaintiff”) in the Supreme Court of British Columbia, Canada. The Company is claiming negligence and breach of contract due to failure to provide services as stipulated under an Agreement between the parties that had a term of 18 months commencing December 2006. Pursuant to the Agreement, the Company paid a monthly fee of $15,000 for custom website search engine optimization services. However, the Company claims that such services were never provided. Beginning December 2007 and for the remaining term of the contract, the monthly fee was reduced to $7,500. On July 28, 2008, the Company received a demand letter for payment of the remaining $67,500 outstanding under the Agreement. The Company proposed a settlement which was rejected, and the Plaintiff countersued for breach of contract, claiming damages of $67,500. On September 19, 2008, the parties settled and the Company agreed to pay $55,000 payable in 16 monthly payments of $3,437 commencing September 30, 2008. As of November 30, 2008, the Company has not made any settlement payments to the Plaintiff.

13.  Subsequent Events

a)
On December 5, 2008, the Company effected a 1:20 reverse stock split of the authorized, issued and outstanding common stock. The authorized share capital was also increased from 100,000,000 shares of common stock to 150,000,000 shares of common stock with no change in par value. All share amounts have been retroactively adjusted for all periods presented.

b)
On January 6, 2009, the Company effected a planned merger with its subsidiary, Aeon Holdings Inc.  Aeon Holdings Inc., was incorporated on December 22, 2008, and the Company owned 90% of the outstanding capital stock. Upon completion of the merger, the Company will issue 19,920 post reverse-split shares of common stock of Novori for each Aeon share not held by the Company. The Company has proposed to change its name from “Novori Inc.” to “Aeon Holdings Inc.” upon completion of the merger.

c)
On December 24, 2008, the Company proposed to settle half of the entire outstanding amount on the promissory note described in Note 8(e) by issuing 1.6732 shares of Aeon Holdings Inc. to the lender and the remaining outstanding debt will be assigned to the Company’s wholly owned subsidiary, Novori Jewelry Inc. Upon completion of the merger described in Note 13(b), the lender’s shares in Aeon will be converted into 33,330 post reverse-split shares of common stock in the Company.

d)
On December 24, 2008, the Company proposed to settle half of the entire outstanding amount on the promissory note described in Note 8(b) by issuing 1.1618 shares of Aeon Holdings Inc. to the lender and the remaining outstanding debt will be assigned to the Company’s wholly owned subsidiary, Novori Jewelry Inc. Upon completion of the merger described in Note 13(b), the lender’s shares in Aeon will be converted into 23,143 post reverse-split shares of common stock in the Company.

e)
On December 24, 2008, the Company proposed to settle the entire outstanding amount on the convertible note described in Note 7 by issuing 7.165 shares of Aeon Holdings Inc. to the lender. Upon completion of the merger described in Note 13(b), the lender’s shares in Aeon will be converted into 142,726 post reverse-split shares of common stock in the Company.

f)	Effective December 10, 2008, the standby equity agreement described in Note 11(b) was terminated. No penalties were incurred by the Company in relation to the termination of this agreement.

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

We were incorporated on July 26, 2004 under the laws of the State of Delaware. We have two subsidiaries, Novori Jewelry Inc., which was incorporated as a Delaware company on October 20, 2008, and Novori Marketing Inc., which was incorporated as a British Columbia company on July 27, 2004 for the purpose of carrying on marketing activities in British Columbia, Canada.

Our principal offices and studio are located at 5550 152nd Street, Suite 206, Surrey, British Columbia, Canada. Our telephone number is (778) 571-0880. Our fiscal year end is May 31. Our common stock is quoted on the OTC Bulletin Board under the symbol “NVOR.OB.”

Our management has not been successful in raising capital for the Company. As a result, we are currently in negotiations to acquire interests in oil and gas interests which may put us in a stronger position to raise capital.

Results of Operations

Revenues

All of our revenues were generated from the sale of diamonds and jewelry through our website, www.novori.com, to a variety of individual customers. We do not anticipate that our products will appeal to corporate buyers and we do not anticipate that we will become reliant on a few major customers in the future.

Our total revenues increased by $120,762 to $571,331 for the three months ended November 30, 2008 from $450,569 for the three months ended November 30, 2007. The increase in our total revenue for the six months ended November 30, 2008 was $165,875 or 18%, from $918,884 for the six months ended November 30, 2007 to $1,084,759. We attribute the increase in our total revenues to two factors: increased consumer awareness of the Novori brand; and increased traffic to our website resulting from consistently high rankings on internet search engines.

Gross Profit

For the three months ended November 30, 2008, our cost of sales totaled $421,007, resulting in a gross profit of $150,324 or 26%. This compares to the three months ended November 30, 2007, for which our cost of sales totaled $392,653 and resulted in a gross profit of $57,916 or 13%. For the six months ended November 30, 2008, our cost of sales totaled $849,435, resulting in a gross profit of $235,324 or 22%. For the six months ended November 30, 2007, our cost of sales was $791,522, with a resulting gross profit of $127,362 or 14%. Our profit margins fluctuate as a result of our sales mix in a given period as each of our jewelry pieces can have dramatically different profit margins depending on a number of factors, including which supplier we work with and the degree of customization involved. We also sell loose, unset diamonds, which sales have the lowest mark-up. Our profit margins are also affected by strong competition in the retail jewelry and engagement ring market, and the price sensitivity of diamonds and diamond jewelry.

We had a net loss of $186,723 for the three months ended November 30, 2008 compared to a net loss of $147,433 for the same period in 2007. Our net loss was higher for the three months ended November 30, 2008 compared to November 30, 2007 due to a reduction in other income recognized for the three months ended November 30, 2008 as compared to the three months ended November 30, 2007. Our net loss for the six months ended November 30, 2008 came to $269,671, which was a decrease of $369,387 from the results of the six months ended November 30, 2007, when we had a net income of $99,716.

Expenses

Our total operating expenses decreased by $41,084 from $183,330 for the three months ended November 30, 2007 to $142,246 for the three months ended November 30, 2008. Our total operating expenses decreased $72,828 or 18% from $408,144 for the six months ended November 30, 2007 to $335,316 for the six months ended November 30, 2008. The decrease in our total expenses was due to a lower cost of sales, which varies based on the product mix we sell and impacts our profit margins as described above. We anticipate that we will incur increased expenses in order to implement our business growth strategy, which includes the following: higher marketing expenses associated with our marketing campaign as we increase our marketing presence on television and online; higher sales related expenses; and increased broker fees and tradeshow attendance fees.

Our total operating expenses during the three and six months ended November 30, 2008 and the three and six months ended November 30, 2007 include general and administrative expenses, consulting and professional fees, and amortization.

Our general and administrative expenses decreased by $61,555 to $25,601 for the three months ended November 30, 2008 from $87,156 for the three months ended November 30, 2007. Our general and administrative expenses decreased by $120,277 or 56% to $95,596 for the six months ended November 30, 2008 from $215,873 for the six months ended November 30, 2007. The decrease in general and administrative expenses was due to a reduction in general and administrative expenses, including promotional and marketing activities. Our general and administrative expenses consist of bank charges, travel, meals and entertainment, promotional activities, rent, foreign exchange, office maintenance, communication expenses (cellular, internet, fax, and telephone), courier, postage costs and office supplies.

Our professional fees increased by $26,680 from $39,463 for the three months ended November 30, 2007 to $66,143 for the three months ended November 30, 2008. Our professional fees increased by $39,280 or 47% from $84,464 for the six months ended November 30, 2007 to $123,744 for the six months ended November 30, 2008. The increase in our professional fees is due to additional accounting and auditing fees resulting from enhanced regulatory and disclosure requirements, and additional legal services necessitated by our increasing level of operations.

Our consulting fees increased by $6,243 from $56,596 for the three months ended November 30, 2007 to $50,353 for the three months ended November 30, 2008. For the six month ended November 20, 2008, we had an increase of $8,122 or 7% from $107,640 for the six month ended November 30, 2007 to $115,762 for the six months ended November 30, 2008. We paid consulting fees to Harold Schaffrick and Mark Neild for providing us with consulting services in accordance with our equity agreements. The increase in our consulting fees is due to a rise in the amount of compensation to be paid under our equity agreements.

Operating and Net Loss

We had an operating income of $8,078 for the three months ended November 30, 2008, compared to an operating loss of $125,414 for the same period in 2007. For the six months ended November 30, 2008, we incurred an operating loss of $99,992, compared to an operating loss of $280,782 for the same period in 2007.The decrease in operating loss for the three and six months ended November 30, 2008 was due to higher revenue and a decrease in operating expenses including general and administrative expenses.

We incurred a net loss of $186,723 for the three months ended November 30, 2008, compared to a net loss of $147,433 for the same period in 2007. The difference is attributable to a decrease in other income generated during the three months ended November 30, 2008 as compared to the three months ended November 30, 2007. For the six months ended November 30, 2008, we incurred a net lost of $269,671, which was a decrease of $369,387 from the results of previous year, when we generated a net income of $99,716.  The sharp difference in the results for the six months ended November 30, 2008 and the comparable period in 2007 are attributed to a gain of $392,000 for the six months ended November 30, 2007, which was recognized on change in the fair value of the conversion feature which decreased the carrying value of a derivative liability owed by us by an aggregate of $80,000; for the six months ended November 30, 2008, a loss of $145,769 was recognized.

Liquidity and Capital Resources

We expect that our sales will continue to grow over the next twelve months. We intend to continue making financial investments in marketing and developing our website and expect to incur losses over the next two years.

As of November 30, 2008, we had a working capital deficit of $722,929, with total current assets of $86,628 and total current liabilities of $809,557. Our current liabilities include accounts payable of $205,324; and accrued liabilities of $42,844, which is comprised of accrued interest, an allowance for sales returns, professional fees and an amount for contingent liabilities. As at November 30, 2008, we had cash of $30,283 in our bank accounts. Our accumulated deficit of $1,906,420 has mainly been funded by a combination of debt, including promissory and convertible notes, and equity financing by way of private placements of our common stock.

Management does not believe it will be successful in raising sufficient capital to continue operating the business based on its current financial condition. Management has been negotiating to acquire oil and gas wells which may make the company better able to attract new capital.

As at October 15, 2008, we have received proceeds of $540,000 pursuant to the standby equity distribution agreement and have issued 2,116,989 shares of our common stock to 0775270 BC Ltd. 0775270 BC Ltd. had the right to purchase up to $1,260,000 worth of our common stock for a purchase price described under the terms of the standby equity distribution agreement, whereas we had the right to request an advance of up to $45,000 per month for the first 12 months of the agreement, increasing to $60,000 per month thereafter, from 0775270 BC Ltd., up to a maximum of aggregate amount of $1,260,000. On December 10, 2008, the standby equity distribution agreement with 0775270 BC Ltd. was terminated.

We used net cash of $32,665 in operating activities for the three months ended November 30, 2008, compared to $208,516 used to fund operating activities for the same period in 2007. We had no net cash flows from financing activities for the three months ended November 30, 2008, compared to a deficit of $1,893 in net cash flows from financing activities for the same period in 2007.

Our currently monthly burn rate is $5,444. Our cash level of $30,283 as of November 30, 2008 is sufficient to cover over 5 months of operations. Our cash level increased by $9,477 for the six months ended November 30, 2008

We expect that our total expenses will increase over the next year as we increase our sales. We have not been able to break-even for the last two fiscal years and have had to rely on equity financing to fund our capital resource requirements. We believe that increased sales of our products will increase our capital resources over the next 12 months, but not by a sufficient amount to sustain our operations and fund our planned product development over that period. Therefore, we expect to incur substantial losses over the next two years. We estimate that our expenses over the next 12 months (beginning November 2008) will be approximately $1,453,000 as follows:

Description	Estimated Expenses ($)
Hire Customer Service and Web Support Staff	35,000
Marketing Consultant Fees	50,000
Marketing and Promotional Expenses	60,000
Inventory Costs	50,000
Consulting Fees (including legal and audit fees)	150,000
Website Development and Maintenance Costs	45,000
Short and Long Term Liabilities	813,000
Other Administrative Expenses	250,000
Total	1,453,000

Our capital needs will change substantially if we are successful in acquiring the oil and gas interests for which we are currently negotiating.

Of the $1,453,000 we need for the next 12 months, we had $30,283 in cash as of November 30, 2008.

If we are unsuccessful in raising capital, we will not be able to continue operating our business. There can be no assurances that we will be successful in obtaining this working capital at all or in a timely manner. We do not currently have sufficient revenues and gross margin to cover our operating expenses and have never been profitable. Furthermore, we project that our current cash on hand and commitments for additional investment will not be sufficient to maintain our Company’s operations for one year from the date of this report.  Our failure to significantly increase revenues or to raise additional adequate and necessary financing would seriously harm our business and operating results.

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

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under he Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management,  including   our   principal executive officer and principal financial officer, of  the effectiveness  of  our  disclosure controls  and  procedures  (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of November 30, 2008. Based on the evaluation of these disclosure controls and procedures, and the material weaknesses in our internal control over financial reporting identified in our Annul Report on Form 10-K for the period ended May 31, 2008, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Changes in Internal Controls

During the quarter ended November 30, 2008 there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

As of November 30, 2008, other than the proceedings described below, we know of no material, active or pending legal proceeding against us, nor are we involved as a plaintiff in any material proceedings or pending litigation.

On January 25, 2008, a civil class action lawsuit was filed in the Hillsborough County Court of the State of Florida against us, our officers, and an independent party with whom we had no relationship, by three plaintiffs, alleging that the Defendants violated provisions of the Telephone Consumer Protection Act of 1991 by sending one or more unsolicited fax advertisements for the purchase of the our securities to them. The plaintiffs sought damages in excess of $15,000 together with declaratory and injunctive relief. We denied any culpability, but management believed it was in the best interest of the company to settle the case.

On October 29, 2008, we entered into a Settlement Agreement pursuant to which it agreed to pay $6,500 to the plaintiff as compensation for the plaintiffs’ withdrawal of the lawsuit. The plaintiffs agreed to irrevocably and unconditionally waive, discharge and release the Company and our subsidiary, directors and officers form all liabilities, commitments, obligations, costs, expenses and damages pursuant to the said claim under the Telephone Communications Protection Act, and any claims based on express or implied contract or tort, public policy, or the common law, or under any other federal, state or local laws. Under the terms of the Settlement Agreement, the parties shall bear their respective legal costs of the lawsuit. On December 19, 2008, the case was dismissed with prejudice.

On August 25, 2008, we filed a lawsuit against Incentaclick Media Group Inc. in the Supreme Court of British Columbia, Canada.  We claimed negligence and breach of contract due to failure to provide services as stipulated under an agreement between the parties that had a term of 18 months commencing December 2006. Pursuant to the agreement, we paid a monthly fee of $15,000 for custom website search engine optimization services. However, we claimed that such services were never provided. The Plaintiff countersued for breach of contract, claiming damages of $67,500. On September 19, 2008, the parties settled and we agreed to pay $55,000 payable in 16 monthly payments of $3,437 commencing September 30, 2008.

Our management is not aware of any legal proceedings contemplated by any governmental authority against us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

As of October 23, 2008, certain stockholders of the company holding 19,000,000 shares of common stock, representing approximately 53.8% of the total issued and outstanding common stock, and all of the stockholders of the our series A convertible preferred stock, voting separately as a class, resolved to authorize the Board of Directors to amend our Articles of Incorporation to increase the authorized capital to 170,000,000 shares comprising 150,000,000 shares of common stock par and 20,000,000 shares of preferred stock, and to effect a reverse split of our common stock at a ratio of one share of common stock for every twenty existing shares of our common stock. The corporate action took effect on December 8, 2008, at which time our symbol on the OTC Bulletin Board was changed to “NVOR”.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description
3.1	Certificate of Amendment to the Articles of Incorporation (1)
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) incorporated by reference as Exhibit A of disclosure in Definitive Schedule 14C filed on November 11, 2008

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Novori Inc.
(Registrant)

/s/ Harold Schaffrick
Date: January 20, 2009	Harold Schaffrick
President, Chief Executive Officer Director

/s/ Mark Neild
Date: January 20, 2009	Mark Neild
Chief Financial Officer Principal Accounting Officer, Director