Form 10-Q
period 2009-02-28
Aeon Holdings Inc.
filed 2010-04-29
CIK 1343257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2009

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from _________ to _________

Commission File Number: 333-130344

AEON HOLDINGS INC.
(Name of Small Business Issuer in its charter)

Delaware	47 - 0948014
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

10000 NE 7th Ave. Suite 100-C
Vancouver, Washington, 98685
(Address of principal executive offices)

5550 152nd Street, Suite 206
Surrey, British Columbia, Canada V3S 5J9
(Address of former executive offices)

(360) 977- 6820
(Issuer's telephone number)

Formerly known as Novori, Inc.
Former name, former address, and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of 'large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of January 31, 2010, the registrant had 11,853,172 shares of common stock outstanding.

Aeon Holdings, Inc. (formerly Novori Inc.)
February 28, 2009

Table of Contents

Index
PART I - FINANCIAL INFORMATION
Item 1 Financial Statements
Balance Sheets
Statement of Operations
Statement of Cash Flows
Statement of Stockholders' Deficit
Notes to the Financial Statements
Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations
Item 3. Controls and Procedures
3 F-1 F-1 F-2 F-3 F-4 F-5 4 7
PART II - OTHER INFORMATION Item 1. Legal Proceedings Item 2. Unregistered Sales of Equity Securities and Use of Proceeds Item 3. Defaults Upon Senior Securities Item 4. Submission of Matters to a Vote of Security Holders Item 5. Other Information Item 6. Exhibits	8 8 8 8 9 9

Aeon Holdings, Inc. (formerly Novori Inc.)
February 28, 2009

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited interim financial statements of Aeon Holdings, Inc. (the "Company", "we", "our", "us") follow.

Aeon Holdings, Inc. (formerly Novori Inc.)
Balance Sheet
(Expressed in US dollars)

	February 28, 2009 $ (unaudited)	May 31, 2008 $

ASSETS

Current Assets

Cash	----	20,806
Inventory, net	----	31,291
Prepaid expenses	57,041	4,189

Total Current Assets	57,041	56,286

Property and Equipment	55,000	1,410

Oil and Gas Property (Note 5)	1,565,000	----

Prepaid Management Fees	120,000	----

Total Assets	1,797,041	57,696

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Accounts payable	69,025	156,771
Accrued liabilities	905	36,585
Current portion of agreement payable	----	30,938
Due to a related party	----	6,953
Due to shareholder	----	30,000
Deferred revenue	----	10,898
Convertible notes payable (Note 9)	36,790	75,598
Derivative liability (Note 9)	90,168	64,405
Promissory notes	----	97,000

Total Current Liabilities	196,888	509,148

Agreement Payable	----	24,062

Long-term promissory notes	----	3,000
Long-term convertible notes	58,300	----

Total Liabilities	255,188	536,210

Contingencies and Commitments (Note 11)

Stockholders' Deficit

Preferred Stock, 20,000,000 shares authorized, with a par value of $0.0001; 1,000,000 issued and outstanding (May 31, 2008 - 19,000,000)	100	1,900

Common Stock, 150,000,000 shares authorized, with a par value of $0.0001; 11,853,172 shares issued and outstanding (May 31, 2008 - 1,733,170 shares)	1,185	173

Additional Paid-in Capital	3,087,019	998,007

Common Stock Subscribed	----	45,000

Donated Capital	----	139,736

Accumulated Other Comprehensive Loss	(15,245)	(26,581)

Deficit	(1,531,206)	(1,636,749)

Total Stockholders' Deficit	1,541,853	(478,514)

Total Liabilities and Stockholders' Deficit	1,797,041	57,696

(The accompanying notes are an integral part of the consolidated financial statements)

Aeon Holdings, Inc. (formerly Novori Inc.)
Statement of Operations
(Expressed in US dollars)

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended
	February 28,	February 28,	February 28,	February 28,
	2009	2008	2009	2008
	$	$	$	$

Revenues	----	----	----	----

Expenses

Amortization	----	212	214	379
General and administrative	38,011	141,191	133,607	357,064
Professional fees	40,193	38,786	163,937	123,250

Total Operating Expenses	78,204	180,189	297,758	480,693

Operating Loss	(78,204)	(180,189)	(297,758)	(480,693)
Other Income (Expense) Gain from debt settlement	98,168	----	98,168	----

Accretion of discount on convertible notes	(4,363)	(6,672)	(21,773)	(18,175)
Gain (loss) on change in fair value of conversion feature (Note 7(b))	80	69,333	(145,689)	461,333
Loss on settlement of lawsuit	----	----	(6,500)	----

Net Loss Before Discontinued Operations	15,681	(117,528)	(373,552)	(37,535)

Discontinued Operations (Note 4)
Income (loss) from discontinued operations	15,173	(3,191)	134,735	16,531
Gain on disposal of discontinued operations	344,360	----	344,360	----

Gain (loss) on discontinued operations	359,533	(3,191)	479,095	16,531

Net Income (Loss)	375,214	(120,719)	105,543	(21,004)

Other Comprehensive Income (Loss)
Foreign currency translation adjustment	(11,755)	(3,822)	11,336	(18,548)

Comprehensive Income (Loss)	363,459	(124,541)	116,879	(39,552)

Income (Loss) Per Share
Basic from continuing operations	0/.00	(0/.07)	(0/.15)	(0/.02)
Basic from discontinued operations	0/.10	0/.00	0/.19	(0/.01)
Basic	0/.10	(0/.07)	0/.04	(0/.03)

Income (Loss) Per Share
Diluted from continuing operations	0/.00	(0/.07)	(0/.06)	(0/.02)
Diluted from discontinued operations	0/.05	0/.00	0/.08	(0/.01)
Diluted	0/.05	(0/.07)	0/.02	(0/.03)

Weighted Average Shares Outstanding
Basic	3,875,230	1,647,800	2,457,666	1,748,950
Diluted	7,708,563	1,647,800	6,290,999	1,748,950

(The accompanying notes are an integral part of the consolidated financial statements)

Aeon Holdings, Inc. (formerly Novori Inc.)
Statement of Cash Flows
(Expressed in US dollars)

	For the Nine Months Ended February 28, 2009 $	For the Nine Months Ended February 29, 2008 $
Operating Activities

Net income (loss) for the period	105,543	(21,004)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on convertible notes	21,773	18,175
Amortization	1,410	379
(Gain) loss on change in fair value of conversion feature	145,769	(461,333)
Gain on sale of debt settlement	(98,168)	----
Provision for Inventory Obsolescence	----	6,487
Gain on disposal of discontinued operations	(344,360)	----
Shares issued for management fees	(177,041)	----

Changes in operating assets and liabilities:
Prepaid expense	4,189	----
Inventory	31,291	(24,553)
Accounts payable and accrued liabilities	443,754	139,790
Deferred revenue	(10,898)	9,763
Derivative liability	(120,006)	----
Agreement payable	(24,062)	----

Net Cash Used In Operating Activities	(20,806)	(332,296)

Investing Activities

Purchase of property and equipment	----	(1,893)

Net Cash Flows Used In Financing Activities	----	(1,893)

Financing Activities
Proceeds from issuance of promissory note	----	----
Proceeds from common stock subscribed	----	360,000

Net Cash Flows Provided By Financing Activities	----	360,000

Effect of Exchange Rate Changes on Cash	----	(18,548)

Increase (Decrease) in Cash	(20,806)	7,263

Cash - Beginning of Period	20,806	11,293

Cash - End of Period	----	18,556

Supplemental Disclosures:

Interest paid	----	----
Income taxes paid	----	----

Non-Cash Investing and Financing Activities
Purchase of oil and gas property and equipment with common shares	1,620,000	----
Common shares issued to settle debt	176,000	----
Issuance of convertible debt to settle promissory notes payable	180,975	----

(The accompanying notes are an integral part of the consolidated financial statements)

Aeon Holdings, Inc. (formerly Novori Inc.)
Statement of Stockholders' Deficit
From May 31, 2006 to February 28, 2009
(Expressed in US dollars)

	Common	Stock	Preferred	Stock	Additional	Common		Accumulated Other	Deficit Accumulated During the
	Number of Stock	Amount	Number of Stock	Amount	Paid-in Capital	Stock Subscribed	Donated Capital	Comprehensive Loss	Development Stage	Total
	#	$	$	$	$	$	$	$	$	$

Balance - May 31, 2006	2,575,725	257	----	----	509,465	----	----	(2,662)	(570,425)	(63,365)

Common stock subscribed	----	----	----	----	----	135,000	----	----	----	135,000

Donated services and expenses	----	----	----	----	42,000	----	----	----	----	42,000

Foreign currency translation adjustment	----	----	----	----	----	----	----	(7,211)	----	(7,211)

Net loss for the year	----	----	----	----	----	----	----	----	(868,797)	(868,797)

Balance - May 31, 2007	2,575,725	257	----	----	551,465	135,000	----	(9,873)	(1,439,222)	(762,373)

Conversion to Series A convertible preferred shares	(950,000)	(95)	19,000,000	1,900	----	----	----	----	----	1,805

Conversion of convertible note to common stock	22,050	2	----	----	88,156	----	----	----	----	88,158

Common stock subscribed	----	----	----	----	----	405,000	----	----	----	405,000

Common stock issued for shares subscribed	85,395	9	----	----	494,829	(495,000)	----	----	----	(162)

Foreign currency translation adjustment	----	----	----	----	----	----	----	(16,708)	----	(16,708)

Net loss for the year	----	----	----	----	----	----	----	----	(197,527)	(197,527)

Balance - May 31, 2008	1,733,170	173	19,000,000	1,900	1,134,450	45,000	----	(26,581)	(1,636,749)	(481,807)

Reverse split of common 1:20	----	----	----	----	2,980	----	----	----	----	2,980

Common stock issued	20,496	2	----	----	44,998	(45,000)	----	----	----	----

December 12, 2008 shares issued to creditors for debt	308	----	----	----	37	----	----	----	----	37

Common stock issued	199,199	20	----	----	41,812	----	----	----	----	41,832

February 10, 2009 shares issued pursuant to Purchase
-Common stock issued	9,000,000	900	(19,000,000)	(1,900)	1,619,100	----	----	----	----	1,618,100
-commission	700,000	70	----	----	125,930	----	----	----	----	126,000
-debt settlement	200,000	20	----	----	35,980	----	----	----	----	36,000

Series B preferred shares issued	----	----	1,000,000	100	179,900	----	----	----	----	180,000
Foreign currency translation adjustment	----	----	----	----	----	----	----	11,336	----	11,336
Gain on debt settlement	----	----	----	----	(98,168)	----	----	----	----	(98,168)

Net income for the period ending February 28, 2009	----	----	----	----	----	----	----	----	105,543	105,543

Balance - February 28, 2009	11,853,173	1,185	1,000,000	100	3,087,019			(15,245)	(1,531,206)	1,541,853

On February 9, 2007, the Company completed a 2:1 forward stock split of the Company's stock by way of a dividend of one share for each share of common stock outstanding and on March 29, 2007, the Company completed a 3:1 forward stock split of the Company's stock by way of a dividend of two shares for each share of common stock outstanding. On December 8, 2008, effected a 1:20 reverse stock split of the authorized issued and outstanding stock. All share amounts have been retroactively adjusted for all periods presented.
(The accompanying notes are an integral part of the consolidated financial statements)

Aeon Holdings, Inc. (formerly Novori Inc.)
Notes to the Financial Statements
February, 28, 2009
(Expressed in U.S. dollars)
(unaudited)

  Nature of Operations and Continuance of Business

  Aeon Holdings, Inc. (the "Company") was incorporated as Novori Inc., in the State of Delaware, USA on July 26, 2004. Effective July 27, 2004, the Company incorporated a wholly-owned subsidiary, Novori Marketing Inc., in the Province of British Columbia, Canada. Effective October 20, 2008, the Company incorporated a wholly-owned subsidiary, Novori Jewelry Inc., in the State of Delaware, effective December 22, 2008, the Company incorporated a wholly-owned subsidiary, Aeon Holdings, Inc., in the State of Delaware. On January 6, 2009, the Company merged its operations with the subsidiary, Aeon Holdings, Inc., and changed its name to Aeon Holdings, Inc.

  On February 10, 2009, Aeon Holdings, Inc. (the "Company") entered into a purchase agreement (the "Purchase Agreement") with Green Star Energies, Inc. ("Green Star") to acquire Green Star's interest in a number of oil and gas leases located in Beaver County, Pennsylvania. This acquisition is more fully described at Note 2 below.

  Simultaneously, on February 10, 2009, the Company sold its subsidiaries, Novori Marketing, Inc., and Novori Jewelry, Inc. The Company has no remaining interest in them.

  The Company's principal business is the acquisition and management of oil, gas and alternative energy operations. The company has not produced any revenue from its principal business of oil and gas operations.

  These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the ability of the Company to produce oil and gas from its current holdings or obtain necessary equity financing to continue operations, and the attainment of profitable operations. At February 28, 2009, the Company has a working capital deficit of $139,847 and has accumulated losses of $1,531,206 since inception. As noted above, the company has not yet produced revenues from its oil and gas operations. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

  The Company's common shares are currently trading on the Over the Counter Bulletin Board (OTCBB) under the trading symbol ‘AEOH'.

  Purchase of Oil and Gas Interest

  On February 10, 2009, the Company purchased the interest of Green Star Energies, Inc., in 13 leases of oil and gas properties located Beaver County, Pennsylvania.

  In consideration for the purchase from Green Star, the Company was required to issue and deliver to Green Star: (1) 9,000,000 restricted shares of the Company's common stock; (2) warrants to purchase 2,000,000 shares of the Company's stock at a price of $0.10 per share, exercisable until February 10, 2011; (3) warrants to purchases 4,000,000 shares of the Company's common stock at a price of $0.15 per shares, exercisable until February 10, 2011; (4) warrants to purchases 1,000,000 shares of the Company's common stock at a price of $0.20 per share, exercisable until February 10, 2011. Additional consideration for the purchase of the joint venture interest required the Company to (i) enter into a management agreement with Green Star dated February 10, 2009; (ii) execute promissory notes covering $180,975 of the Company's outstanding debt obligations; (iii) enter into an asset purchase agreement with Harold Schaffrick and Mark Neild dated February 10, 2009 to sell the Company's wholly owned subsidiary, Novori Jewelry, Inc., to Mr. Schaffrick and Mr. Neild; (iv) enter into an assignment and debt assumption agreement with Novori Jewelry, Inc., dated February 10, 2009, to transfer certain of the Company's assets to Novori Jewelry, Inc. The sale included the Company's wholly owned Canadian subsidiary, Novori Marketing, Inc., and all of its respective assets in exchange for cancellation of all preferred shares of Company (950,000 post-split) held by Harold Schaffrick and Mark Neild; and (v) issue and deliver 700,000 restricted shares of the Company's common stock as consideration for arranging and negotiating the transactions contemplated by the Purchase Agreement.

  Aeon Holdings, Inc. (formerly Novori Inc.)
  Notes to the Financial Statements
  February, 28, 2009
  (Expressed in U.S. dollars)
  (unaudited)

  Summary of Significant Accounting Policies

    Basis of Presentation and Fiscal Year

    These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company's fiscal year-end is May 31.

    Interim Consolidated Financial Statements

    The interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission ("SEC") Form 10-Q. They do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these interim unaudited financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended May 31, 2008, included in the Company's Annual Report on Form 10-K filed on October 9, 2008 with the SEC.

    The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company's financial position at February 28, 2009 and May 31, 2008, and the results of its operations and cash flows for the nine months ended February 28, 2009 and 2008. The results of operations for the nine months ended February 28, 2009 are not necessarily indicative of the results to be expected for future quarters or the full year.

    Use of Estimates

    The preparation of these financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to recoverability of long-lived assets and oil and gas properties, stock-based compensation, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

    Comprehensive Loss

    SFAS No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive income (loss) and its components in the consolidated financial statements. As of February 28, 2009 and 2008, the Company's only component of comprehensive loss was foreign currency translation adjustments which were, in the opinion of management, immaterial to the financial statements of the Company.

    Cash and Cash Equivalents

    The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of February 28, 2009, the Company did not have a bank account because the new management had not yet established one in light of the transfer of all of the previous business assets. A new bank account was established shortly after the February 28, 2009, quarter end.

    Inventory

    Inventory was determined at the lower of cost or market. Market is determined based on the net realizable value, with appropriate consideration given to excessive levels, future demand and other factors. At February 28, 2009, the Company had no inventory because all assets of the former jewelry business were sold to Novori Jewelry, Inc., and the Company no longer maintains an inventory.

    Aeon Holdings, Inc. (formerly Novori Inc.)
    Notes to the Financial Statements
    February, 28, 2009
    (Expressed in U.S. dollars)
    (unaudited)

    3. Summary of Significant Accounting Policies (continued)

    Financial Instruments and Concentrations

    The fair values of financial instruments, which include, cash, accounts payable, accrued liabilities and promissory notes were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments.

    Foreign Currency Translation

    The Company's reporting currency is the United States dollar. Foreign currency transactions wee accounted for in accordance with SFAS No. 52 "Foreign Currency Translation" ("SFAS No. 52"). Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Translation gains (losses) are recorded in accumulated other comprehensive income (loss) as a component of stockholders' equity. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

    Property and Equipment

    Property and equipment consists of various items of equipment used in the production and storage of oil including pipe, tubing, rods and fittings as well as tools, steel buildings and office furniture. All property is recorded at cost and is depreciated on the straight-line basis over the estimated life of five to twenty-five years.

    Long-lived Assets

    In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.

    Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

    Oil and Gas Properties

    The Company utilizes the full-cost method of accounting for petroleum and natural gas properties. Under this method, the Company capitalizes all costs associated with acquisition, exploration and development of oil and natural gas reserves, including leasehold acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling of productive and non-productive wells into the full cost pool on a country by country basis. When the Company obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves proved and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. The costs of unproved properties are not amortized until it is determined whether or not proved reserves can be assigned to the properties. Until such determination is made the Company assesses annually whether impairment has occurred, and includes in the amortization base drilling exploratory dry holes associated with unproved properties.

    Aeon Holdings, Inc. (formerly Novori Inc.)
    Notes to the Financial Statements
    February, 28, 2009
    (Expressed in U.S. dollars)
    (unaudited)

    3. Summary of Significant Accounting Policies (continued)

    k. Oil and Gas Properties (continued)

    The Company applies a ceiling test to the capitalized cost in the full cost pool. The ceiling test limits such cost to the estimated present value, using a ten percent discount rate, of the future net revenue from proved reserves, based on current economic and operating conditions. Specifically, the Company computes the ceiling test so that capitalized cost, less accumulated depletion and related deferred income tax, do not exceed an amount (the ceiling) equal to the sum of: (A) The present value of estimated future net revenue computed by applying current prices of oil and gas reserves (with consideration of price changes only to the extent provided by contractual arrangements) to estimated future production of proved oil and gas reserves as of the date of the latest balance sheet presented, less estimated future expenditures (based on current cost) to be incurred in developing and producing the proved reserves computed using a discount factor of ten percent and assuming continuation of existing economic conditions; plus (B) the cost of property not being amortized; plus (C) the lower of cost or estimated fair value of unproven properties included in the costs being amortized; less (D) income tax effects related to differences between the book and tax basis of the property. For unproven properties, the Company excludes from capitalized costs subject to depletion, all costs directly associated with the acquisition and evaluation of the unproved property until it is determined whether or not proved reserves can be assigned to the property. Until such a determination is made, the Company assesses the property at least annually to ascertain whether impairment has occurred. In assessing impairment the Company considers factors such as historical experience and other data such as primary lease terms of the property, average holding periods of unproved property, and geographic and geologic data. The Company adds the amount of impairment assessed to the cost to be amortized subject to the ceiling test.

    Basic and Diluted Net Income (Loss) per Share

    The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the consolidated statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive.

	Period	ended
	February 28, 2009	February 29, 2008
Net income	375,214	(120,719)
Weighted average common shares outstanding	3,875,230	1,733,170
Effective dilutive securities - convertible debt	1,000,000	----
Effective dilutive securities - warrants	2,833,333	----
Diluted weighted average common shares outstanding	7,708,563	1,733,170
Earnings per share
Basic	.10	(.07)
Dilutive	.05	(.07)

    Income Taxes

    Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 "Accounting for Income Taxes" as of its inception. Pursuant to SFAS No. 109, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

    Aeon Holdings, Inc. (formerly Novori Inc.)
    Notes to the Financial Statements
    February, 28, 2009
    (Expressed in U.S. dollars)
    (unaudited)

    3. Summary of Significant Accounting Policies (continued)

    Revenue Recognition

    The Company recognizes oil and gas revenue when production is sold at a fixed or determinable price, persuasive evidence of an arrangement exists, delivery has occurred and title has transferred, and collectibility is reasonably assured.

    Asset Retirement Obligations

    The Company follows the provisions of SFAS No. 143, "Accounting for Asset Retirement Obligations," which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of our oil and gas properties.

    Stock-based Compensation

    The Company records stock-based compensation in accordance with SFAS 123(R), "Share-Based Payments," which requires the measurement and recognition of compensation expense based on estimated fair values for all share-based awards made to employees and directors, including stock options. In March 2005, the Securities and Exchange Commission issued SAB 107 relating to SFAS 123(R). The Company applied the provisions of SAB 107 in its adoption of SFAS 123(R). SFAS 123(R) requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The Company uses the Black-Scholes option-pricing model as its method of determining fair value. This model is affected by the Company's stock price as well as assumptions regarding a number of subjective variables. These subjective variables include, but are not limited to the Company's expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the statement of operations over the requisite service period.

    All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The Company has not issued any stock options since its inception.

    Recently Issued Accounting Pronouncements

    In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles". The adoption of this statement is not expected to have a material effect on the Company's financial statements.

    In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment to FASB Statement No. 133". SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The Company is currently evaluating the impact of SFAS No. 161 on its financial statements.

    In December 2007, the FASB issued SFAS No. 141R, "Business Combinations". This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, and earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

    Aeon Holdings, Inc. (formerly Novori Inc.)
    Notes to the Financial Statements
    February, 28, 2009
    (Expressed in U.S. dollars)
    (unaudited)

    3. Summary of Significant Accounting Policies (continued)

    q. Recently Issued Accounting Pronouncements (continued)

    In December 2007, the FASB issued SFAS No. 160, "Non controlling Interests in Consolidated Financial Statements Liabilities -an Amendment of ARB No. 51". This statement amends ARB 51 to establish accounting and reporting standards for the Non controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, and earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

    Recently Adopted Accounting Pronouncements

    In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115". This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, "Fair Value Measurements". The adoption of this statement did not have a material effect on the Company's reported financial position or results of operations.

    In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement did not have a material effect on the Company's reported financial position or results of operations.

  Discontinued Operations

  On February 10, 2009, the Company discontinued all operations related to the former business of selling diamonds over the internet. Refer to Note 2.

  The results of discontinued operations are summarized as follows:

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended
	February 28,	February 28,	February 28,	February 28,
	2009	2008	2009	2008
	$	$	$	$

Revenue	434,099	535,226	1,518,858	1,454,110
Cost of sales	370,325	473,594	1,219,760	1,265,116

Gross Profit	63,774	61,632	299,098	188,994

Operating Expenses
Consulting fees	48,601	64,823	164,363	172,463

Net Operating Loss	15,173	(3,191)	134,735	16,531

  Oil and Gas Property

  Oil and gas properties consist of unproven oil and gas rights from mineral leases and rights. There is no termination date on the leases as long as there is production. The Company issued 9,000,000 common shares with a fair value of $1,620,000 to acquire the oil and gas leases and associated equipment. Refer to Note 2.

  Aeon Holdings, Inc. (formerly Novori Inc.)
  Notes to the Financial Statements
  February, 28, 2009
  (Expressed in U.S. dollars)
  (unaudited)

  Property and Equipment

	Cost $	Accumulated Amortization $	February 28, 2009 Net Carrying Value $	May 31, 2008 Net Carrying Value $

Office equipment	----	----	----	1,410
Oil production equipment and furniture	55,000	----	55,000	----

Totals	55,000	----	55,000	1,410

  Accrued Liabilities

	February 28, 2009 $	May 31, 2008 $

Accrued interest	905	18,984
Allowance for sales returns	----	4,359
Professional fees		13,242
Contingent liability (Note 12(a))	----	----

	905	36,585

  Management Fee

  The Company has prepaid a management fee to Green Star Energies, Inc., in the form of 1,000,000 shares of Series A preferred stock convertible on a 1-to-1 basis into common stock of the Company. The management contract is for a period of three years beginning February 28, 2009. The management agreement has been valued at $180,000 based on the market value of common shares on February 10, 2009.

  Convertible Notes

  On February 10, 2009, the Company issued $180,975 of convertible notes ("Notes") payable to 2 different note holders, bearing interest at 6% per annum, requires payment of principal and interest in monthly instalments as further described in the Note and the term of the Note is 15 months from the date of issuance. Any outstanding balance plus accrued interest may be converted to the Company's common stock at a 20% discount to the market at the day of conversion.

  The conversion features was analyzed under SFAS 133. Under this guidance, bifurcation of the conversion option from the host contract and accounting for it separately as a derivative may be necessary if (i) the conversion feature is not clearly and closely related to the host contract (ii) the hybrid instrument is not accounted for at fair value and (iii) a separate instrument with the same terms as the embedded instrument would qualify as a derivative instrument and be subject to the requirements of SFAS 133.

  To determine if the conversion option was indexed to the Company's own stock, the Company applied EITF 07-5 "Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock". The Company applied the two step approach as defined by EITF 07-5. In assessing step 2, evaluating the conversion instrument's settlement provisions, the Company concluded that, pursuant to the guidance, the number of shares which the Note is convertible into is not fixed and accordingly these instruments met the criteria of EITF 07-5.

  Pursuant to SFAS 133, derivative instruments shall be recognized as either assets or liabilities, depending on the rights or obligations under the contract. Based on the terms of the host contract, the Company has determined that this clearly meets the definition of a derivative liability due to the contracts obligations. Derivative instruments shall also be measured at fair value at each reporting period with gains and losses recognized in current earnings.

  Aeon Holdings, Inc. (formerly Novori Inc.)
  Notes to the Financial Statements
  February, 28, 2009
  (Expressed in U.S. dollars)
  (unaudited)

  9. Convertible Notes (continued)

  The Company calculated the fair value of these instruments using the Black-Scholes pricing model. The significant assumptions used in the calculation of the instruments fair value are detailed in the table below. The initial value of the derivative liability for the embedded conversion features at the date of issuance was $ 90,248, which was recorded in the accompanying condensed balance sheet. The offset to this entry was recorded to debt discount which will be amortized over the life of the Note using the effective interest rate method. During the three month ended February 28, 2009, amortization of the debt discount amounted to $4,363 and was recorded as interest expense in the accompanying condensed statement of operation.

Weighted average volatility	82%
Expected dividends	0%
Expected term	1 year
Risk-free rate	0.59%

  During the three months ended February 28, 2009, we recognized a gain of $80 based on the change in fair value (mark-to-market adjustment) of the embedded conversion feature derivative liability in the accompanying condensed statement of operations. The value of the derivative liability was $90,168 at February 28, 2009.

  These derivative liabilities have been measured in accordance with SFAS 157, "Fair Value Measurements". The valuation assumptions are classified within Level 1 inputs and Level 2 inputs.

  These instruments were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation. The instruments do not qualify for hedge accounting, and as such, all future changes in the fair value will be recognized currently in earnings until such time as the instruments are paid down or converted.

  Stockholder's Equity

  On August 5, 2008, the Company issued 20,496 post reverse-split shares of common stock in connection with the remaining $45,000 advance received on May 20, 2008, pursuant to a prior equity distribution agreement with a lender.

  On December 5, 2008, the Company effected a 1:20 reverse stock split of the authorized, issued and outstanding common stock. The authorized share capital was also increased from 100,000,000 shares of common stock to 150,000,000 shares of common stock with no change in par value. All share amounts have been retroactively adjusted for all periods presented.

  On December 24, 2008, the company settled one-half of the amount of a then-outstanding promissory note having a principal value of $50,000 by issuing the lender 33,330 shares of its common stock with a fair value of $6,999.

  On December 24, 2008, the company settled one-half of the amount of a then-outstanding promissory note having a principal value of $30,000 by issuing the lender 23,143 shares of its common stock with a fair value of $4,860.

  On December 24, 2008, the company settled the entire amount of a then-outstanding promissory note having a principal value of $100,000 by issuing the lender 142,726 shares of its common stock with a fair value of $29,973.

  On February 10, 2009, the Company issued 9,000,000 shares of common stock for the purchase of certain oil and gas leases and personal property located in Beaver County, Pennsylvania. At the same time the Company issued 700,000 shares of common stock to former officers of the Company for their services in facilitating the merger and purchase from Green Star Energies, Inc.

  On February 10, 2009, the Company issued 200,000 shares of its common stock in settlement of $20,375 of debt owed to a creditor.

  Aeon Holdings, Inc. (formerly Novori Inc.)
  Notes to the Financial Statements
  February, 28, 2009
  (Expressed in U.S. dollars)
  (unaudited)

  Share Purchase Warrants

  The following table summarizes the continuity of the Company's share purchase warrants:

	Number of Warrants	Weighted Average Exercise Price $

Balance, May 31, 2008	----	----
Issued	7,000,000	0.14
Expired	----	----
Canceled	----	----

Balance, February 28, 2009	7,000,000	0.14

  Warrant detail is as follows: (1) warrants to purchase 2,000,000 shares of the company's stock at a price of $0.10 per share, exercisable until February 10, 2011; (2) warrants to purchase 4,000,000 shares of the Company's stock at a price of $0.15 per share, exercisable until February 10, 2011; and (3) warrants to purchase 1,000,000 shares of the Company's stock at a price of $0.20 per share, exercisable until February 10, 2011.

  Contingent Liabilities

  On September 21, 2009, a civil lawsuit was filed against Green Star Energies, Inc. The lawsuit was filed in State Court in Beaver County, Pennsylvania by Bialy Gas Production Company, LLC, and Jonathan M. Bialy as plaintiffs. The plaintiffs allege that Green Star breached the terms of its contract to purchase certain oil and gas leases owned by Bialy Gas Production Company, LLC and the terms of a later joint venture agreement between the parties. Alternatively, plaintiffs allege that they properly and validly terminated both the purchase agreement and the later joint venture agreement. Plaintiffs are seeking a non monetary declaratory judgment that the purchase agreement and the joint venture agreement are null and void and that Green Star has no interest in the subject oil and gas leases. On November 19, 2009, defendant Green Star filed an answer in the State Court in Beaver County, Pennsylvania, denying plaintiffs' allegations and counter-alleging that plaintiffs, among other things, intentionally interfered with Green Star's ability to complete the terms of the contracts and that plaintiffs' actions constituted breach on its part sufficient to forestall Bialy's right to the subject oil and gas leases. The matter has not been scheduled for further court action at this date.

  The Company is not a party to this lawsuit. However, it may be affected by the outcome. If Green Star should be found to have improperly breached the purchase agreement, in particular, the court could grant plaintiff's request for a declaratory judgment that Green Star has no right, title or interest to the oil and gas leases that were the subject of the purchase agreement. If that were to happen then the sale of Green Star's interest in said oil and gas leases to the Company would be rendered void and a nullity in which case the Company would no longer have ownership of that asset as a legal determination because Green Star would have been found to have sold and asset it did not own. This would eliminate the asset from the balance sheet of the Company as of February 28, 2009. The transfer of the shares of the Company previously paid to Green Star and the warrants then granted as consideration for the purchase of the oil and gas leases interests would be voided and the entire Purchase Agreement from Green Star would be rescinded as a legal fact. In that event, it is the opinion of management that rescission of the original Purchase Agreement between Green Star and the Company would preclude any further litigation between these parties. On February 24, 2010, plaintiffs filed a praecipe to discontinue the case in State Court in Beaver County, Pennsylvania. This effectively ends the case as of that date.

  Subsequent Events

    On August 28, 2009, the Company settled a convertible promissory note in the amount of $80,975 by issuance of 750,000 shares of common stock.

    On October 15, 2009, the Company incorporated a wholly-owned subsidiary, Aeon Energy, LLC, in the State of Washington.

    On October 15, 2009, the Company, through its subsidiary, Aeon Energy, LLC, acquired the entire interest of Green Star Energies, Inc, in certain oil and gas wells located in Bastrop County, Texas for 6,000,000 shares of common stock of the Company.

Aeon Holdings, Inc. (formerly Novori Inc.)
Management Discussion
February, 28, 2009

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Business Overview and Uncertainties

We are in the business of acquiring and operating oil and gas wells in the United States. We do this by either acquiring previously worked oil and gas wells and re-working them or by acquiring interests with other entities with already-functioning oil and gas wells. In addition, we are actively seeking, either by outright purchase or through association with other entities, to acquire interests in various energy products and operations throughout the United States. We are also actively seeking to merge or partner with other energy-related entities for the purpose of jointly acquiring significant interests in energy-related businesses.

We were incorporated on December 22, 2008 under the laws of the State of Delaware.

Our principal offices are located at 10000 N.E. 7th Avenue, Suite 100-C, Vancouver, Washington 98685 Our telephone number is (360) 977-6820. Our fiscal year end is May 31. Our common stock is quoted on the OTC Bulletin Board under the symbol "AEOH."

Results of Operations

Revenues

We have not yet generated any revenue from oil and gas operations as our acquisitions in that industry are very recent and we have been engaged is assessing our holdings and investigating how best to proceed with development. Also, we have been focused entirely on acquisitions to the exclusion of development and operations. We are still focused largely on acquisitions and do not anticipate development of operations until future quarters.

Gross Profit

As stated above, the Company has not yet generated revenues. For the same reasons, the Company has not yet incurred any costs of sales and, thus, has not realized any gross profit.

Aeon Holdings, Inc. (formerly Novori Inc.)
Management Discussion
February, 28, 2009

Expenses

Our total operating expenses decreased by $101,985 from $180,189 for the three months ended February 28 2008 to $78,204 for the three months ended February 28, 2009. Our total operating expenses decreased $182,935 from $480,693 for the nine months ended February 28, 2008 to $297,758 for the nine months ended February 28, 2009. The decrease in our total expenses was because of the cessation and distribution of the jewelry business to Novori Jewelry, Inc., and the new direction of the Company as a energy business. . We anticipate that we will incur minimal expenses for the next quarter while we pursue new acquisition targets compatible with our new emphasis on energy operations. Our total operating expenses during the three and nine months ended February 28, 2009 and the three and nine months ended February 28, 2008 include general and administrative expenses, and professional fees, and amortization.

Our general and administrative expenses decreased by $103,180 to $38,011 for the three months ended February 28, 2009 from $141,191 for the three months ended February 28, 2008. Our general and administrative expenses decreased by $223,457 to $133,607 for the nine months ended February 28, 2009 from $357,064 for the nine months ended February 28, 2008. The decrease in general and administrative expenses was because of the cessation of the jewelry business and reduction of all administrative expenses in anticipation of the purchase transactions described in Note 1 above. Our general and administrative expenses consist of bank charges, travel, meals and entertainment, promotional activities, rent, , office maintenance, communication expenses (cellular, internet, fax, and telephone), courier, postage costs and office supplies.

Our professional fees increased by $1,407 from $38,786 for the three months ended February 28, 2008 to $40,193 for the three months ended February 28, 2009. Our professional fees increased by $40,687 from $123,250 for the nine months ended February 28, 2008 to $163,937 for the nine months ended February 28, 2009. The increase in our professional fees is due to additional accounting and auditing fees resulting from enhanced regulatory and disclosure requirements, and additional legal services necessitated by our increasing level of operations prior to the distribution of the jewelry business to Novori Jewelry, Inc.

Operating and Net Loss

We had an operating loss of $78,024 for the three months ended February 28, 2009, compared to an operating loss of $180,189 for the same period in 2008. For the nine months ended February 28, 2009, we incurred an operating loss of $297,758, compared to an operating loss of $480,693 for the same period in 2008. The decrease in operating loss for the three and nine months ended February 28, 2009 was because of a decrease in operating expenses including general and administrative expenses.

We had a net gain before discontinued operations of $15,681 for the three months ended February 28, 2009, compared to a net loss of $117,528 for the same period in 2008. The difference is attributable primarily to gain realized from settlement of debt obligations during the three months ended February 28, 2009, as compared to the three months ended February 28, 2008. For the nine months ended February 28, 2009, we had net income of $105,543, which was a increase of $126,547 from the results of the previous year when we generated a net loss of $21,004. The difference in the results for the nine months ended February 28, 2009 and the comparable period in 2008 are attributed to a gain on sale of business assets of $344,360 and the recognition of a change in the fair value of the conversion feature which increased the carrying value of a derivative liability previously owned by us by an aggregate of $145,769.

In addition, we realized gain from the discontinuance of operations of and disposal of the jewelry business for the three months ended February 28, 2009, in the amount of $359,553 compared to loss from discontinuance of operations of $3,191 for the three months ended February 28, 2008, for a increase in gain from discontinued operations of $362,744 for the three month period. For the nine months ended February 28, 2009 we realized a gain from discontinued operations of $479,095, which was an increase of $462,564 from a gain of $16,531 for the nine months ended February 28, 2008.

Aeon Holdings, Inc. (formerly Novori Inc.)
Management Discussion
February, 28, 2009

Liquidity and Capital Resources

We expect that our sales will begin to show significant growth over the next twelve months as we make additional acquisitions of energy-related businesses. We intend to continue making financial investments in acquisition and development of energy-related businesses and expect to realize increasing profits over the next two years.

As of February 28, 2009, we had a working capital deficit of $139,847, with total current assets of $57,041 and total current liabilities of $196,888. Our current liabilities include accounts payable of $69,025. As of February 28, 2009, we had no cash on hand as the new energy business management had not yet established a bank account. Our accumulated deficit of $1,531,206 has mainly been funded by a combination of prior debt, including promissory and convertible notes, and equity financing by way of private placements of our common stock.

Management believes it will be successful in raising sufficient capital to continue operating the business based on its current business model of acquiring and operating oil and gas wells and other energy-related businesses which will enable the company to attract new capital as needed.

We used net cash of $20,806 in operating activities for the nine months ended February 28, 2009, compared to $332,296 used to fund operating activities for the same period in 2008. We had no net cash flows from financing activities for the nine months ended February 28, 2009, compared to $360,000 in net cash flows from financing activities for the same period in 2008.

Since new management is now in place with a significantly changed business model and balance sheet we do not anticipate a significant monthly burn rate for the next six months unless a significant new acquisition is made. We anticipate opening a bank account in March, 2009, and obtaining and maintaining adequate cash on hand for the next six months to cover all operating costs.

We expect that our total expenses will increase over the next year as we increase our sales. We believe that increased acquisitions and sales of our products will increase our capital resources over the next 12 months in an amount sufficient to sustain our operations and fund our planned product development over that period. Therefore, we expect to produce significant profits over the next two years. We estimate that our expenses over the next 12 months (beginning March 2009) will be approximately $360,000 as follows:

Description	Estimated Expenses ($)

Marketing and Promotional Expenses	60,000
Acquisition costs (including legal and audit fees)	250,000

Other Administrative Expenses	50,000
Total	360,000

Our capital needs will change substantially if we are successful in acquiring the oil and gas interests for which we are currently negotiating.

Aeon Holdings, Inc. (formerly Novori Inc.)
Management Discussion
February, 28, 2009

Of the $360,000 we need for the next 12 months, we do not anticipate any immediate need until suitable acquisition targets have been identified.

At present our capital needs are modest and management therefore feels that we can continue operating our business under current plans for the next 12 months or until a suitable acquisition/merger target is identified. Management feels that we have arranged sufficient contingent capital resources to fund our needs as they arise and we project that our current cash on hand and commitments for additional investment will be sufficient to maintain our Company's operations for one year from the date of this report.

Going Concern

We have multiple assurances that future financing will be available to us on acceptable terms. Obtaining additional financing will be subject to a number of factors including market conditions, investor acceptance of our business plan and investor sentiment. These factors may make the timing, amount, terms and conditions of additional financing unattractive or unavailable to us. However, we feel confident that current financing will be sufficient to meet our future needs on a long-term basis.

Off Balance Sheet Transactions

We had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under he Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of February 28, 2009. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective. (Company is behind in its SEC filing, therefore the disclosure controls and procedures cannot be effective.)

Changes in Internal Controls

During the quarter ended February 28, 2009 there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Aeon Holdings, Inc. (formerly Novori Inc.)
Management Discussion
February, 28, 2009

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

As of February 28, 2009, other than the proceedings described below, we know of no material, active or pending legal proceeding against us, nor are we involved as a plaintiff in any material proceedings or pending litigation.

On September 21, 2009, a civil lawsuit was filed against Green Star Energies, Inc. The lawsuit was filed in State Court in Beaver County, Pennsylvania by Bialy Gas Production Company, LLC, and Jonathan M. Bialy as plaintiffs. The plaintiffs allege that Green Star breached the terms of its contract to purchase certain oil and gas leases owned by Bialy Gas Production Company, LLC and the terms of a later joint venture agreement between the parties. Alternatively, plaintiffs allege that they properly and validly terminated both the purchase agreement and the later joint venture agreement. Plaintiffs are seeking a non monetary declaratory judgment that the purchase agreement and the joint venture agreement are null and void and that Green Star has no interest in the subject oil and gas leases. On November 19, 2009, defendant Green Star filed an answer in the State Court in Beaver County, Pennsylvania, denying plaintiffs allegations and counter-alleging that plaintiffs, among other things, intentionally interfered with Green Star's ability to complete the terms of the contracts and that plaintiffs' actions constituted breach on its part sufficient to forestall Bialy's right to the subject oil and gas leases. The matter has not been scheduled for further court action at this date.

The Company is not a party to this lawsuit however it may be affected by the outcome. If Green Star should be found to have improperly breached the purchase agreement, in particular, the court could grant plaintiff's request for a declaratory judgment that Green Star has no right, title or interest to the oil and gas leases that were the subject of the purchase agreement. If that were to happen then the sale of Green Star's interest in said oil and gas leases to the Company would be rendered void and a nullity in which case the Company would no longer have ownership of that asset as a legal determination because Green Star would have been found to have sold an asset it did not own. This would eliminate the asset from the balance sheet of the Company as of February 28, 2009. The transfer of the shares of the Company previously paid to Green Star and the warrants then granted as consideration for the purchase of the oil and gas lease interests would be voided and the entire Purchase Agreement from Green Star would be rescinded as a legal fact. In that event, it is the opinion of management that rescission of the original Purchase Agreement between Green Star and the Company would preclude any further litigation between these parties. On February 24, 2010, plaintiffs filed a praecipe to discontinue the case in State Court in Beaver County, Pennsylvania. This effectively ends the case as of that date.

Our management is not aware of any legal proceedings contemplated by any governmental authority against us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

As of October 23, 2008, certain stockholders of the company holding 19,000,000 shares of common stock, representing approximately 53.8% of the total issued and outstanding common stock, and all of the stockholders of the our series A convertible preferred stock, voting separately as a class, resolved to

Aeon Holdings, Inc. (formerly Novori Inc.)
Management Discussion
February, 28, 2009

I authorize the Board of Directors to amend our Articles of Incorporation to increase the authorized capital to 170,000,000 shares comprising 150,000,000 shares of common stock par and 20,000,000 shares of preferred stock, and to effect a reverse split of our common stock at a ratio of one share of common stock for every twenty existing shares of our common stock. The corporate action took effect on December 8, 2008, at which time our symbol on the OTC Bulletin Board was changed to "NVOR". On January 30, 2009, our symbol on the OTC Bulletin Board was changed to "AEOH".

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

Novori Inc.
(Registrant)

/s/ Brandon Toth
Date: April 20, 2010	Brandon Toth
President, Chief Executive Officer Director

/s/ Vic Devlaeminck
Date: April 20, 2010	Vic Devlaeminck
Chief Financial Officer Principal Accounting Officer, Director

Aeon Holdings, Inc. (formerly Novori Inc.)
Management Discussion
February, 28, 2009

EX-31.1

Exhibit 31.1

Certification Of The Chief Executive Officer - Pursuant to Rule 13a-14 or 15d-14 of the Securities
Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Brandon Toth, certify that:

  I have reviewed this Quarter Report on Form 10-Q of Aeon Holdings Inc.

  Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this report.

  I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f)) for the Registrant and have:

    Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

    Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

    Evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

    Disclosed in this report any change in the Registrant's internal control over financial reporting that occurred during the period covered by the quarter report that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting.

  I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent functions):

    All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant's ability to record, process, summarize and report financial information; and

    Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal control over financial reporting.

By: /s/ Brandon Toth
President and Chief Executive Officer
April 20, 2010

Aeon Holdings, Inc. (formerly Novori Inc.)
Management Discussion
February, 28, 2009

EX-31.2

Exhibit 31.2

Certification Of The Chief Financial Officer - Pursuant to Rule 13a-14 or 15d-14 of the Securities
Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Vic Devlaeminck, certify that:

  I have reviewed this Quarter Report on Form 10-Q of Aeon Holdings Inc.

  Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this report.

  I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f)) for the Registrant and have:

    Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

    Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

    Evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

    Disclosed in this report any change in the Registrant's internal control over financial reporting that occurred during the period covered by the quarter report that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting.

  I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent functions):

    All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant's ability to record, process, summarize and report financial information; and

    Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal control over financial reporting.

By: /s/ Vic Devlaeminck
Chief Financial Officer, Principal Accounting Officer
April 20, 2010

Aeon Holdings, Inc. (formerly Novori Inc.)
Management Discussion
February, 28, 2009

EX-32.1

Exhibit 32.1

Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002

  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By: /s/ Brandon Toth
President and Chief Executive Officer
April 20, 2010

EX-32.2

Exhibit 32.2

Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarter Report of Aeon Holdings, Inc. (the "Company") on Form 10-Q for the period ended February 28, 2009, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Neild, Chief Financial Officer of the Company certify, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By: /s/ Vic Devlaeminck
Chief Financial Officer, Principal Accounting Officer
April 20, 2010