Form 10-K
period 2009-05-31
BCM Energy Partners Inc.
filed 2011-08-16
CIK 1343257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________

Commission File Number:  333-130344

BCM ENERGY PARTNERS, INC.
(Exact name of registrant as specified in its charter)

Delaware	47-0948014
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

301 St. Charles Ave., Fl 3 New Orleans, LA	70130
(Address of principal executive offices)	(Zip Code)

(504) 525-8299
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:  Common stock, $0.0001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 13(d) of the Act. ☐ Yes ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☑ No ☐

At August 16, 2011, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $31,630,205. This aggregate market value is estimated solely for purposes of this report and is based on the closing price for the registrant’s common stock on August 1, 2011, as reported on the Over-the-Counter Markets.  For the purpose of this report, it has been assumed that all officers and directors of the issuer are affiliates of the registrant.  The statements made herein shall not be construed as an admission for determining the affiliate status of any person.

BCM ENERGY PARTNERS, INC.
ANNUAL REPORT ON FORM 10-K

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 regarding future events and the future results of BCM Energy Partners, Inc. f/k/a Aeon Holdings, Inc. that are based on current expectations, estimates, forecasts, and projections as well as the beliefs and assumptions of BCM Energy Partners, Inc. f/k/a Aeon Holdings, Inc.’s management.  Words such as “outlook,” “believes,” “expects,” “appears,” “may,” “will,” “should,” “anticipates” or the negative or correlations thereof or comparable terminology are intended to identify such forward-looking statements.  These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict.  Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.  You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report.  We undertake no obligation to revise or update publicly any forward-looking statements.

PART I.
ITEM 1.  BUSINESS.

Overview

Aeon Holdings, Inc. was incorporated as Novori Inc., in the State of Delaware, United States on July 26, 2004. Effective July 27, 2004, the Company incorporated a wholly-owned subsidiary, Novori Marketing Inc., in the Province of British Columbia, Canada. Effective October 20, 2008, the Company incorporated a wholly-owned subsidiary, Novori Jewelry Inc., in the State of Delaware. Effective December 22, 2008, the Company incorporated a wholly-owned subsidiary, Aeon Holdings, Inc., in the State of Delaware. On January 6, 2009, the Company merged its operations with its subsidiary, Aeon Holdings, Inc., and changed its name to Aeon Holdings, Inc.

On February 10, 2009, the Company entered into a purchase agreement (the “Purchase Agreement”) with Green Star Energies, Inc. ("Green Star") to acquire Green Star's interest in a number of oil and gas leases located in Beaver County, Pennsylvania. This acquisition is more fully described in Note 2 to the Company’s Consolidated Financial Statements included elsewhere in this Report. As of the date of this Report, the Company had not received title to the oil and gas leases from Green Star and considers the Purchase Agreement to be void. The Company is currently seeking to recover the consideration given to Green Star and its related parties, as they failed to deliver on the terms of the Purchase Agreement. On February 10, 2009, the Company also sold its only subsidiaries, Novori Marketing, Inc. and Novori Jewelry, Inc. The Company has no remaining interest in them.

On December 14, 2010, under a purchase agreement with BCM Energy Partners, LLC ("BCM"), the Company acquired BCM's entire interest in an oil field in Baton Rouge, Louisiana commonly known as University Field. The Company changed its name to “BCM Energy Partners, Inc.” on April 12, 2011. As used in this Report, the “Company”, “we”, “our”, or “us” refers to BCM Energy Partners, Inc.

During its fiscal year ended May 31, 2009, the Company's principal business was intended to be the acquisition and management of oil, gas and alternative energy operations. As of May 31, 2009, the Company had not produced any revenue from oil and gas operations.

The Company’s Consolidated Financial Statements included elsewhere in this Report have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the ability of the Company to acquire oil and gas properties or obtain necessary financing to continue operations, and the attainment of profitable operations. At May 31, 2009, the Company had a working capital deficit of $80,013 and had accumulated losses of $1,242,317. As noted above, as of May 31, 2009, the Company had not produced revenues from oil and gas operations. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. The Company’s Consolidated Financial Statements included elsewhere in this Report do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company's common shares are currently quoted on the OTC Pink market of OTC Markets Group, Inc. under the trading symbol “BCME.”

Employees

As of May 31, 2009, the Company had one employee, Mr. Brandon Toth, who was then the Company’s Chief Executive Officer.

ITEM 1A. RISK FACTORS.

In addition to the other information in this Report, you should carefully consider the risk factors set forth below. The market or trading price of our securities could decline due to any of these risks. In addition, please read “Cautionary Note Regarding Forward-Looking Statements” in this filing, where we describe additional uncertainties associated with our business and the forward-looking statements included or incorporated by reference in this filing. Please note that additional risks not currently known to us or that we currently deem immaterial may also impair our business and operations.

Our securities should be purchased only by persons who can afford to lose their entire investment in us. You should carefully consider the following risk factors and other information in this filing before deciding to become a holder of our securities. If any of the following risks actually occur, our business and financial results could be negatively affected to a significant extent.

Crude oil and natural gas prices are highly volatile in general and low prices will negatively affect our financial results.

Our revenues, operating results, profitability, cash flow, future rate of growth and ability to borrow funds or obtain additional capital, as well as the carrying value of our oil and gas properties, are substantially dependent upon prevailing prices of crude oil and natural gas. Lower crude oil and natural gas prices also may reduce the amount of crude oil and natural gas that we can produce economically. Historically, the markets for crude oil and natural gas have been very volatile, and such markets are likely to continue to be volatile in the future. Prices for crude oil and natural gas are subject to wide fluctuation in response to relatively minor changes in the supply of and demand for crude oil and natural gas, market uncertainty and a variety of additional factors that are beyond our control, including: worldwide and domestic supplies of crude oil and natural gas; the level of consumer product demand; weather conditions and natural disasters; domestic and foreign governmental regulations; the price and availability of alternative fuels; political instability or armed conflict in oil producing regions; the price and level of foreign imports; and overall domestic and global economic conditions.

It is extremely difficult to predict future crude oil and natural gas price movements with any certainty. Declines in crude oil and natural gas prices may materially adversely affect our financial condition, liquidity, ability to finance planned capital expenditures and results of operations. Further, oil and gas prices do not move in tandem.

We have a limited operating history, and we may not be able to operate profitably in the near future, if at all.

We have a limited operating history and businesses such as ours, which are starting up or in their initial stages of development, present substantial business and financial risks and may suffer significant losses from which we cannot recover. We face all of the challenges of a new business enterprise, including but not limited to locating and successfully developing oil and gas properties, locating suitable office space, engaging the services of qualified support personnel and consultants, establishing budgets and implementing appropriate financial controls and internal operating policies and procedures. We will need to attract and retain a number of key employees and other service personnel.

We have limited operating capital.

The amount of capital available to us is limited, it may not be sufficient to enable us to fully execute our capital expenditure program and growth initiatives without additional funding sources. Additional financing may also be required to achieve our objectives and provide working capital for organizational infrastructure developments necessary to achieve our growth plans and reach a level of oil and gas operating activities that allows us to take advantage of certain economies of scale inherent to our business which would provide us the ability to reduce costs on a per unit of production basis. There can be no assurance that we will be able to obtain such financing on attractive terms, if at all.

We may not be able to operate profitably in the near future, if at all.

We will face all of the challenges of a smaller microcap oil and natural gas company that operates in a highly competitive industry, including but not limited to: locating, acquiring and successfully developing oil and gas properties; raising financing to fund our capital expenditure program; attracting, engaging and retaining the services of qualified management, technical and support personnel; establishing budgets and maintaining internal operating policies and procedures; and the design and implementation of effective financial and disclosure controls to meet public company statutory compliance requirements. Ed only net losses and have not been profitable. We can provide no assurance that we will be profitable or, if we are profitable, that we will achieve a level of profitability that will provide a return on invested capital or that will result in an increase in the market value of our securities. Accordingly, we are subject to the risk that, because of these factors and other general business risks noted throughout these “Risk Factors,” we may not be able to profitably execute our plan of operation.

The report of our independent auditor raises substantial doubts about our ability to continue as a going concern.

The independent auditor's report on our May 31, 2009 Consolidated Financial Statements included elsewhere in this Report states that our results of operations, cash flows and liquidity raise substantial doubts about our ability to continue as a going concern.  We cannot assure you that we will be able to generate revenues or maintain any line of business that might prove to be profitable.  Our ability to continue as a going concern and to execute our business strategies is subject to our ability to generate a profit or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities and/or obtaining additional credit from various financial institutions or other lenders.  If we are unable to develop our business, we may have to discontinue operations or cease to exist, which would be detrimental to the value of our common stock.  We can make no assurances that our business operations will develop and provide us with significant cash to continue operations.  See “Liquidity and Capital Resources” under “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.” and the “Going Concern” note to “Item 8. Financial Statements and Supplementary Data.”

We require financing to execute our business plan and fund capital program requirements.

We believe that our current cash reserves, together with anticipated cash flow from operations, will be sufficient to meet our working capital and operating needs for approximately the next twelve months. However, to fund any growth and to fund our business and expansion plans, we will require additional financing. The amount of capital available to us is limited, and may not be sufficient to enable us to fully execute our growth plans without additional fund raising. Additional financing may be required to meet our desired growth and strategic objectives and to provide more working capital for expanding our development and marketing capabilities and to achieve our ultimate plan of expansion and a larger scale of operations. There can be no assurance that we will be able to obtain such financing on attractive terms, if at all. We have no firm commitments for additional cash funding as of the date of this report.

Future acquisitions and development activities may not result in additional proved reserves, and we may not be able to drill productive wells at acceptable costs.

In general, the volume of production from oil and gas properties declines as reserves are depleted. Except to the extent that we acquire properties containing proved reserves or conduct successful development and exploration activities, or both, our proved reserves will decline as reserves are produced. Our future oil and gas production is, therefore, highly dependent upon our ability to find or acquire additional reserves.

The business of acquiring, enhancing or developing reserves is capital intensive. We will require cash flow from operations as well as outside investments to fund our planned acquisition and development activities. If our cash flow from operations is reduced and external sources of capital become limited or unavailable, our ability to make the necessary capital investment to maintain or expand our asset base of oil and gas reserves would be impaired.

We may not be able to acquire producing oil and gas properties which contain economically recoverable reserves.

Competition for producing oil and gas properties is intense, and many of our competitors have substantially greater financial and other resources than we do. Acquisitions of producing oil and gas properties may be at prices that are too high to be acceptable.

We do not intend to pay dividends to our shareholders.

We do not currently intend to pay cash dividends on our common stock and do not anticipate paying any dividends at any time in the foreseeable future. At present, we will follow a policy of retaining all of our earnings, if any, to finance development and expansion of our business.

Our officers and directors have limited liability, and we are required in certain instances to indemnify our officers and directors for breaches of their fiduciary duties.

We have adopted provisions in our Certificate of Incorporation and Bylaws which limit the liability of our officers and directors and provide for indemnification by us of our officers and directors to the full extent permitted by Delaware corporate law. Our Certificate of Incorporation generally provides that our officers and directors shall have no personal liability to us or our shareholders for monetary damages for breaches of their fiduciary duties as directors, except for breaches of their duties of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, acts involving unlawful payment of dividends or unlawful stock purchases or redemptions, or any transaction from which a director derives an improper personal benefit. Such provisions substantially limit our shareholders' ability to hold officers and directors liable for breaches of fiduciary duty and may require us to indemnify our officers and directors.

We face intense competition.

We are in direct competition for properties with numerous oil and natural gas companies, drilling and income programs and partnerships exploring various areas of Texas, Louisiana, and Mississippi. Most competitors are large, well-known oil and gas and/or energy companies, although no single entity dominates the industry. Many of our competitors possess greater financial and personnel resources enabling them to identify and acquire more economically desirable energy producing properties and drilling prospects than us. Additionally, there is competition from other fuel choices to supply the energy needs of consumers and industry. Management believes that a viable market place exists for smaller producers of natural gas and crude oil.

We depend significantly upon the continued involvement of our present management.

Our success depends to a significant degree upon the involvement of members of our management, who are in charge of our strategic planning and operations. We may need to attract and retain additional talented individuals in order to carry out our business objectives. The competition for such persons could be intense, and there are no assurances that these individuals will be available to us.

Our business is subject to extensive regulation.

As many of our activities are subject to federal, state and local regulation, and as these rules are subject to constant change or amendment, there can be no assurance that our operations will not be adversely affected by new or different government regulations, laws or court decisions applicable to our operations.

Government regulation and liability for environmental matters may adversely affect our business and results of operations.

Crude oil and natural gas operations are subject to extensive federal, state and local government regulations, which may be changed from time to time. Matters subject to regulation include discharge permits for drilling operations, drilling bonds, reports concerning operations, the spacing of wells, unitization and pooling of properties and taxation. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of crude oil and natural gas wells below actual production capacity in order to conserve supplies of crude oil and natural gas. There are federal, state and local laws and regulations primarily relating to the protection of human health and the environment applicable to the development, production, handling, storage, transportation and disposal of crude oil and natural gas, byproducts thereof and other substances and materials produced or used in connection with crude oil and natural gas operations. In addition, we may inherit liability for environmental damages caused by previous owners of property we purchase or lease. As a result, we may incur substantial liabilities to third parties or governmental entities. The implementation of new, or the modification of existing, laws or regulations could have a material adverse effect on us.

Future increases on taxes on energy products, energy service companies and exploration activities may adversely affect our results of operations and increase our operating expenses.

Federal, state and local governments have jurisdiction in areas where the Company operates and impose taxes on the oil and natural gas products sold by the Company. Recently, there have been discussions by federal, state and local officials concerning a variety of energy tax proposals, some of which, if passed, would add or increase taxes on energy products, service companies and exploration activities. Such matters are beyond the Company's ability to accurately predict or control; however, any such increase in taxes or additional taxes levied on the Company by federal, state or local jurisdictions could adversely affect our results of operations and/or increase our operating expenses.

Certain U.S. federal income tax deductions currently available with respect to oil and gas exploration and development may be eliminated as a result of future legislation.

The current administration has proposed legislation that would, if enacted into law, make significant changes to United States tax laws, including the elimination of certain key U.S. federal income tax incentives currently available to oil and natural gas exploration and production companies. These proposed changes include, but are not limited to: the repeal of the percentage depletion allowance for oil and natural gas properties, the elimination of current deductions for intangible drilling and development costs, the elimination of the deduction for certain domestic production activities’, and an extension of the amortization period for certain geological and geophysical expenditures. It is unclear whether any such changes will be enacted into law or how soon any such changes could become effective in the event they were enacted into law. The passage of any legislation as a result of these proposals or any other changes in U.S. federal income tax laws could eliminate certain tax deductions that are currently available with respect to oil and gas exploration and development activities undertaken by the Company, and any such changes could negatively affect our financial condition and results of operations.

The crude oil and natural gas reserves we report in our filings with the Securities and Exchange Commission (“SEC”) are estimates and may prove to be inaccurate.

There are numerous uncertainties inherent in estimating crude oil and natural gas reserves and their estimated values. Any reserves we will report in our filings with the SEC will only be estimates, and such estimates may prove to be inaccurate because of these uncertainties. Reservoir engineering is a subjective and inexact process of estimating underground accumulations of crude oil and natural gas which cannot be measured in an exact manner. Estimates of economically recoverable crude oil and natural gas reserves depend upon a number of variable factors, such as historical production from the area compared with production from other producing areas and assumptions concerning effects of regulations by governmental agencies, future crude oil and natural gas prices, future operating costs, severance and excise taxes, development costs and work-over and remedial costs. Some or all of these assumptions may vary considerably from actual results. For these reasons, estimates of the economically recoverable quantities of crude oil and natural gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery, and estimates of the future net cash flows expected therefrom prepared by different engineers or by the same engineers but at different times may vary substantially. Accordingly, reserve estimates may be subject to downward or upward adjustment. Actual production, revenue and expenditures with respect to our reserves will likely vary from estimates, and such variances may be material and adverse.

Crude oil and natural gas development, re-completion of wells from one reservoir to another reservoir, restoring wells to production and drilling and completing new wells are speculative activities and involve numerous risks and substantial and uncertain costs.

Any growth will be materially dependent upon the success of our future development program. Drilling for crude oil and natural gas and reworking existing wells involves numerous risks, including the risk that no commercially productive crude oil or natural gas reservoirs will be encountered. The cost of drilling, completing and operating wells is substantial and uncertain, and drilling operations may be curtailed, delayed or cancelled as a result of a variety of factors beyond our control, including: unexpected drilling conditions; pressure or irregularities in formations; equipment failures or accidents; inability to obtain leases on economic terms, where applicable; adverse weather conditions and natural disasters; compliance with governmental requirements; and shortages or delays in the availability of drilling rigs or crews and the delivery of equipment.

Drilling or reworking is a highly speculative activity. Even when fully and correctly utilized, modern well completion techniques such as hydraulic fracturing and horizontal drilling do not guarantee that we will find crude oil and/or natural gas in our wells. Hydraulic fracturing involves pumping a fluid with or without particulates into a formation at high pressure, thereby creating fractures in the rock and leaving the particulates in the fractures to ensure that the fractures remain open, thereby potentially increasing the ability of the reservoir to produce oil or gas. Horizontal drilling involves drilling horizontally out from an existing vertical well bore, thereby potentially increasing the area and reach of the well bore that is in contact with the reservoir. Our future drilling activities may not be successful and, if unsuccessful, such failure would have an adverse effect on our future results of operations and financial condition. We cannot assure you that our overall drilling success rate or our drilling success rate for activities within a particular geographic area will not decline. We may identify and develop prospects through a number of methods, some of which do not include lateral drilling or hydraulic fracturing, and some of which may be unproven. The drilling and results for these prospects may be particularly uncertain. Our drilling schedule may vary from our capital budget. The final determination with respect to the drilling of any scheduled or budgeted prospects will be dependent on a number of factors, including, but not limited to: the results of previous development efforts and the acquisition, review and analysis of data; the availability of sufficient capital resources to us and the other participants, if any, for the drilling of the prospects; the approval of the prospects by other participants, if any, after additional data has been compiled; economic and industry conditions at the time of drilling, including prevailing and anticipated prices for crude oil and natural gas and the availability of drilling rigs and crews; our financial resources and results; the availability of leases and permits on reasonable terms for the prospects; and the success of our drilling technology.

We cannot assure you that these projects can be successfully developed or that the wells discussed will, if drilled, encounter reservoirs of commercially productive crude oil or natural gas. There are numerous uncertainties in estimating quantities of proved reserves, including many factors beyond our control.

Because of the speculative nature of oil and gas exploration and development, there is substantial risk that we will not find any commercially exploitable oil or gas and that our business will fail.

The search for commercial quantities of oil as a business is extremely risky. We cannot provide investors with any assurance that we will be able to obtain rights to additional producing properties in the future and/or that any properties we obtain rights to will contain commercially exploitable quantities of oil and/or gas. Future exploration and development expenditures made by us, if any, may not result in the discovery of commercial quantities of oil and/or gas in any future properties we may acquire the rights to, and problems such as unusual or unexpected formations and other conditions involved in oil and gas exploration often result in unsuccessful exploration efforts. If we are unable to find commercially exploitable quantities of oil and gas in any properties we may acquire in the future, and/or we are unable to commercially extract such quantities we may find in any properties we may acquire in the future, our financial condition and results of operations could be adversely affected.

Because of the inherent dangers involved in oil and gas exploration, there is a risk that we may incur liability or damages as we conduct our business operations, which could force us to expend a substantial amount of money in connection with litigation and/or a settlement.

The oil and natural gas business involves a variety of operating hazards and risks such as well blowouts, pipe failures, casing collapse, explosions, uncontrollable flows of oil, natural gas or well fluids, fires, spills, pollution, releases of toxic gas and other environmental hazards and risks. These hazards and risks could result in substantial losses to us from, among other things, injury or loss of life; severe damage to or destruction of property, natural resources and equipment; pollution or other environmental damage; cleanup responsibilities; regulatory investigation, and penalties and suspension of operations. In addition, we may be liable for environmental damages caused by previous owners of property purchased and leased by us in the future. As a result, substantial liabilities to third parties or governmental entities may be incurred, the payment of which could reduce or eliminate the funds available for the purchase of properties and/or property interests, exploration, development or acquisitions or result in the loss of our properties and/or force us to expend substantial monies in connection with litigation or settlements. As such, there can be no assurance that any insurance we currently maintain or that we obtain in the future will be adequate to cover any losses or liabilities. We cannot predict the availability of insurance or the availability of insurance at premium levels that justify our purchase. The occurrence of a significant event not fully insured or indemnified against could materially and adversely affect our financial condition and operations. We may elect to self-insure if management believes that the cost of insurance, although available, is excessive relative to the risks presented. In addition, pollution and environmental risks generally are not fully insurable. The occurrence of an event not fully covered by insurance could have a material adverse effect on our financial condition and results of operations.

Minority or royalty interest purchases do not allow us to control production completely.

We sometimes may acquire less than the controlling working interest in oil and gas properties. In such cases, it is likely that these properties would not be operated by us. When we do not have controlling interest, the operator or the other co-owners might take actions we do not agree with and possibly increase costs or reduce production income which may adversely affect our financial condition and results of operations.

Shareholders may be diluted significantly through our efforts to obtain financing and/or satisfy obligations through the issuance of additional shares of our common stock.

We currently have no committed source of financing. Wherever possible, our Board of Directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock or our preferred stock. Our Board of Directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued shares of common stock. In addition, our Board of Directors is authorized, without shareholder action or vote, to establish various classes or series of preferred stock from time to time and to determine the rights, preferences and privileges of any unissued classes or series including, among other matters, any dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms, the number of shares constituting any such series and the description thereof, and to issue any such shares. Our Board of Directors may, without shareholder approval, issue shares of a class or series of preferred stock with voting and conversion rights that could adversely affect the voting power of the holders of the common stock and may have the effect of delaying, deferring or preventing a change in control of us. These actions will result in dilution of the ownership interests of existing shareholders, and that dilution may be material.

The market price for our common stock may be volatile, and you may not be able to sell our stock at a favorable price or at all.

Many factors could cause the market price of our common stock to rise and fall, including: actual or anticipated variations in our quarterly results of operations; changes in market valuations of companies in our industry; changes in expectations of future financial performance; fluctuations in stock market prices and volumes; issuances of dilutive common stock or other securities in the future; the addition or departure of key personnel; announcements by us or our competitors of acquisitions, investments or strategic alliances; and the increase or decline in the price of oil and natural gas.

It is possible that the proceeds from sales of our common stock may not equal or exceed the prices you paid for it plus the costs and fees of making the sales.

Substantial sales of our common stock, or the perception that such sales might occur, could depress the market price of our common stock.

We cannot predict whether future issuances of our common stock in the open market will decrease the market price of our common stock. The impact of any such issuances of our common stock on our market price may be increased as a result of the fact that our common stock is thinly, or infrequently, traded. The exercise of any options or warrants or the vesting of any restricted stock that we may grant to directors, executive officers, employees, and others in the future, the issuance of common stock in connection with acquisitions and other issuances of our common stock could have an adverse effect on the market price of our common stock. In addition, future issuances of our common stock or preferred stock may be dilutive to existing shareholders. Any sales of substantial amounts of our common stock in the public market, or the perception that such sales might occur, could lower the market price of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

As of May 31, 2009, the Company did not own or lease any property.

ITEM 3. LEGAL PROCEEDINGS.

As of May 31, 2009, other than the proceedings described below, we knew of no material pending legal proceedings to which the Company was a party or of which its property was the subject.

On September 21, 2009, a civil lawsuit was filed against Green Star Energies, Inc. (“Green Star”) in State Court in Beaver County, Pennsylvania by Bialy Gas Production Company, LLC, and Jonathan M. Bialy as plaintiffs. The plaintiffs alleged that Green Star breached the terms of its contract to purchase certain oil and gas leases owned by Bialy Gas Production Company, LLC and the terms of a later joint venture agreement between the parties. Alternatively, plaintiffs alleged that they properly and validly terminated both the purchase agreement and the later joint venture agreement. Plaintiffs were seeking a non-monetary declaratory judgment that the purchase agreement and the joint venture agreement were null and void and that Green Star had no interest in the subject oil and gas leases. On November 19, 2009, defendant Green Star filed an answer in the State Court in Beaver County, Pennsylvania, denying plaintiffs’ allegations and counter-alleging that plaintiffs, among other things, intentionally interfered with Green Star's ability to complete the terms of the contracts and that plaintiffs' actions constituted breach on their part sufficient to forestall the right of Bialy Gas Production Company, LLC to the subject oil and gas leases. On February 24, 2010, the plaintiffs filed a praecipe to discontinue the case in State Court in Beaver County, Pennsylvania, which effectively ended the case as of that date. The Company was not a party to this lawsuit; however, it could have been affected by the outcome. If Green Star had been found to have improperly breached the purchase agreement, the court could have granted plaintiffs’ request for a declaratory judgment that Green Star has no right, title or interest to the oil and gas leases that were the subject of the purchase agreement. If that were to happen, then the subsequent sale of Green Star's interest in said oil and gas leases to the Company likely would have been rendered void and a nullity, and the Company would no longer have had ownership of that asset as a legal determination because Green Star could not sell an asset it did not own. This would have eliminated the asset from the balance sheet of the Company as of February 28, 2009.

ITEM 4. (REMOVED AND RESERVED)

PART II.

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES.

Market Information

Since January 10, 2011, our common stock has been quoted on the OTC Pink market under the symbol “BCME”.  Prior to January 10, 2011, our common stock was quoted on the OTC Pink market under the symbol “AEON”.

The quarterly high and low bid information for our common stock for the two fiscal years ended May 31, 2009 are set forth below.

	2009		2008
Quarter	High	Low	High	Low
First	$4.60	$1.04	$2.08	$0.43
Second	$1.36	$0.10	$0.69	$0.215
Third	$0.20	$0.10	$0.51	$0.1785
Fourth	$0.22	$0.13	$0.32	$0.13

Shareholders

As of August 1, 2011, there were approximately 109 record holders of our common stock. The number of holders of record is based upon the actual number of holders registered at such date and does not include holders of shares in “street names” or persons, partnerships, associates, corporations, or other entities identified in security position listings maintained by depositories.

Dividends

We have never paid cash dividends on our common stock and do not anticipate doing so in the foreseeable future.  In addition, our current policy is to retain any earnings to finance operations and expand our business.

ITEM 6. SELECTED FINANCIAL DATA.

Not required for smaller reporting companies

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following is management’s discussion and analysis of certain significant factors affecting our financial condition, changes in financial condition, and results of operations during the two fiscal years ended May 31, 2009 and should be read with our Consolidated Financial Statements and related notes appearing elsewhere in this Report.  This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions.  The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to those set forth in this Report.

Critical Accounting Policies and Estimates

This management’s discussion and analysis is based on our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent liabilities.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Senior management has discussed the development, selection and disclosure of these estimates with the Board of Directors.  Actual results may differ from these estimates.

Management believes that the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue Recognition

The Company recognizes oil and natural gas revenue under the sales method of accounting for its interests in producing wells as crude oil and natural gas is produced and sold from those wells. Under the sales method, the Company does not recognize the value of its crude oil inventory in the financial statements. Costs associated with production are expensed in the period incurred.

Results of Operations

Revenues, Cost of Sales, and Gross Profit

After accounting for discontinued operations, the Company did not produce any revenue for the year ended May 31, 2009. The Company produced revenue of $1,518,858 for the period from June 1, 2008 through February 10, 2009. This revenue was primarily from the sale of customizable jewelry.

Our total revenues were $1,911,415 for the year ended May 31, 2008. This revenue was primarily from the sale of customizable jewelry.

After accounting for discontinued operations, the Company did not have any cost of sales for the year ended May 31, 2009. The Company had cost of sales of $1,219,760 for the period from June 1, 2008 through February 10, 2009, resulting in gross profit of $299,098.

For the year ended May 31, 2008, costs of sales was $1,677,915, resulting in gross profit of $233,500.

Operating Expenses

Our total operating expenses for the year ended May 31, 2009 not included in discontinued operations were $313,744. Operating expenses for the year ended May 31, 2009 consisted of $214 in depreciation and amortization expense, $149,593 in general and administrative expenses, and $163,937 in professional fees. Consulting fees consisted primarily of those paid to outside contractors. General and administrative expenses for the year ended May 31, 2009 primarily consisted of bank charges, travel, meals and entertainment, promotional activities, rent, office maintenance, communication expenses (cellular, internet, fax, and telephone), courier, postage costs and office supplies. Professional fees consisted primarily of legal and accounting fees.

Our total operating expenses were $828,969 for the year ended May 31, 2008, due mainly to our increased day-to-day operating activities.

Our general and administrative costs for the year ended May 31, 2008 were $420,878. Our general and administrative expenses consisted of bank charges, travel, meals and entertainment, rent, foreign exchange, office maintenance, communication expenses (cellular, internet, fax, and telephone), courier, postage costs and office supplies.

Professional fees were $167,634 for the year ended May 31, 2008. Professional fees consisted primarily of legal, auditing and accounting services.

Our consulting fees for the year ended May 31, 2008 were $239,865, including $222,504 for management services provided by our senior officers consisting of the following: $111,252 was paid to Harold Schaffrick for his services as our Chief Executive Officer and $111,252 paid to Mark Neild for acting as our Chief Financial Officer. In comparison, a total of $101,960 was paid to our senior officers for the year ended May 31, 2007 and $42,000 in donated services was recognized. The increase is consulting fees for the year ended May 31, 2008 was a result of higher compensation paid to our senior officers.

Net Income (Loss)

We had net income of $217,225 for the year ended May 31, 2009. This income is primarily attributable to the income and gain on discontinued operations of $621,041 and the gain on debt settlement of $98,168, which were offset by the loss from operations of $313,744, the loss on change in fair value of conversion feature of $145,711, the accretion of discount on convertible notes of $36,029, and the loss on settlement of a lawsuit of $6,500. There was no tax effect on the income and gain on discontinued operations because of the Company’s net operating loss.

The net gain from discontinued operations of $621,041 for the year ended May 31, 2009 consisted of income from discontinued operations of $134,735 and a gain on disposed of discontinued operations of $486,306.

For the year ended May 31, 2008, the Company had a net loss of $197,527, which consisted of gross profit of $233,500 and a gain on change in fair value of conversion feature of $423,594, offset by expenses related to consulting fees of $239,865, general and administrative expenses of $420,878, and professional fees of $167,634, plus accretion of discount on convertible notes of $25,652.

Liquidity and Capital Resources

As of May 31, 2009, we had a working capital deficit of $257,220, with no assets and liabilities of $257,220. As of May 31, 2009, we had no cash. Our accumulated deficit of $1,419,524 as of May 31, 2009 was mainly funded by a combination of prior debt and equity financing by way of private placements of our common stock.

We had net cash of $89,508 provided by operating activities for the year ended May 31, 2009. We had no net cash flows from investing activities and used net cash of $110,314 for financing activities for the year ended May 31, 2009.

Obtaining any additional financing will be subject to a number of factors, including market conditions, investor acceptance of our business plan and investor sentiment. These factors may make the timing, amount, terms and conditions of additional financing unattractive or unavailable to us. There can be no assurance that financing will be available to us on favorable terms or at all.  If we are unable to obtain additional financing, we may be unable to continue operations.

Off Balance Sheet Transactions

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

New Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, “Improving Disclosures about Fair Value Measurements”. ASU 2010-06 requires additional disclosures about fair value measurements including transfers in and out of Levels 1 and 2 and a higher level of disaggregation for the different types of financial instruments. For the reconciliation of Level 3 fair value measurements, information about purchases, sales, issuances and settlements are presented separately. This standard is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of revised Level 3 disclosure requirements, which are effective for interim and annual reporting periods beginning after December 15, 2010. Comparative disclosures are not required in the year of adoption.

In January 2010, the FASB issued ASU 2010-03, "Oil and Gas Reserve Estimations and Disclosures" (ASU 2010-03). This update aligns the current oil and gas reserve estimation and disclosure requirements of ASC Topic 932 with the changes required by the United States Securities and Exchange Commission (SEC) final rule, "Modernization of Oil and Gas Reporting," as discussed below. ASU 2010-03 expands the disclosures required for equity method investments, revises the definition of oil- and gas-producing activities to include nontraditional resources in reserves unless not intended to be upgraded into synthetic oil or gas, amends the definition of proved oil and gas reserves to require 12-month average pricing in estimating reserves, amends and adds definitions in the Master Glossary that are used in estimating proved oil and gas quantities and provides guidance on geographic area with respect to disclosure of information about significant reserves. ASU 2010-03 must be applied prospectively as a change in accounting principle that is inseparable from a change in accounting estimate and is effective for entities with annual reporting periods ending on or after December 31, 2009.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See pages F-1 through F-21.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of the period covered by this Report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of May 31, 2009.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a set of processes designed by, or under the supervision of, a company’s principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets,

•
provide reasonable assurance our transactions are recorded as necessary to permit preparation of our financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. It should be noted that any system of internal control, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including its principal executive officer and principal financial officer, the Company’s management assessed the design and operating effectiveness of internal control over financial reporting as of May 31, 2009 based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, management concluded that the Company’s internal control over financial reporting was not effective as of May 31, 2009.

In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses at May 31, 2009:

•
The Company failed to maintain an effective control environment and had insufficient oversight of the design and operating effectiveness of the Company’s disclosure controls and internal controls over financial reporting; insufficient oversight to ensure that the 302 sub-certifications were completed; infrequent review of its corporate governance documents, policies and procedures; and lack of proper segregation of duties.

•
The Company failed to maintain effective controls over the period-end financial reporting process, including controls with respect to journal entries, account reconciliations and proper segregation of duties. Journal entries, both recurring and nonrecurring, were not always accompanied by sufficient supporting documentation and were not adequately reviewed and approved for validity, completeness and accuracy. Account reconciliations over balance sheet accounts were not always properly performed and approved for validity and accuracy of supporting documentation.

•
The Company did not maintain proper segregation of duties. In certain instances, persons responsible to review transactions for validity, completeness and accuracy were also responsible for preparation.

•
The Company’s financial reporting team did not possess the requisite skill sets, knowledge, education or experience to prepare the consolidated financial statements and notes to consolidated financial statements in accordance with GAAP or to review the financial statements and notes to the financial statements prepared by external consultants and professionals to ensure accuracy and completeness.

•
The Company failed to maintain effective controls within the purchasing and accounts payable function, including appropriate security access and use of purchase orders and the automatic three-way match option within the financial application.

•
The Company failed to maintain effective general computer controls, including ensuring proper security access within the financial application and to ensure backups were performed in accordance with generally accepted practices. The Company failed to ensure that administrator passwords for servers, the financial application and other technological devices used to store and support the financial application software and files were obtained from the Company and timely changed.

•
The Company failed to design sufficient controls to mitigate risks within the financial reporting, expenditures, fixed asset, equity, payroll and treasury functions. In addition, insufficient corporate governance and general computer controls were designed and operating effectively to provide overriding risk mitigation at the entity level.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended May 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

As of May 31, 2009, our Board of Directors consisted of Brandon Toth and Vic Devlaeminck.

Brandon Toth, Chairman, President, and Chief Executive Officer

Mr. Brandon Toth, who was 28 years old as of May 31, 2009, served as Chairman of the Board of Directors, President and Chief Executive Officer from February 10, 2009 to September 20, 2010. Mr. Toth is a director of Green Star. (f/k/a Titan Oil and Gas), and he has served on its board of directors and as its President since February 2008. From December 2006 to February 2008 he was Vice President of Communications for Titan Oil and Gas. He has been a consultant for publicly traded companies involved in the natural resource development sector in corporate development and strategic communications since January 2006. Between 2004 and 2006, Mr. Toth directed public relations and marketing communications as well as raw materials sourcing, metal casting, welding and finishing for the Congie Gallery and Bronze Casting Studio. After his role at Congie, Mr. Toth worked in technical support for Cingular Wireless from 2005 to 2006. Throughout this time and since 2003, Mr. Toth also provided technical consulting, web and content development for a number of businesses and organizations.

Vic Devlaeminck, Chief Financial Officer and Director

Mr. Vic Devlaeminck, who was 59 years old as of May 31, 2009, served as Chief Financial Officer and Director of the Company from February 10, 2009 until May 3, 2009. Mr. Devlaeminck was a director and Chief Financial Officer of Green Star from November 1, 2008 to May 3, 2009. Mr. Devlaeminck is an attorney and C.P.A., licensed in both professions in the States of Oregon and Washington. Mr. Devlaeminck has maintained a private law practice specializing in corporate and tax law and has practiced as a C.P.A. in the States of Oregon and Washington for over 20 years. He is a member of the Oregon State Bar Association, the Washington State Bar Association and the Oregon Society of Certified Public Accountants. He is admitted to practice before the U.S. District Court and the U.S. Tax Court. He brings a broad and deep understanding of the legal and accounting aspects of the financial responsibilities of the Company.

Family Relationships

There are no family relationships among our Directors or executive officers.

Involvement in Certain Legal Proceedings

Our Directors, executive officers and control persons have not been involved in any of the following events during the past ten years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.
being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.
being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Board Leadership Structure

The roles of Chairman and Chief Executive Officer of the Company were held by one person as of May 31, 2009. Mr. Toth serves as Chairman and Chief Executive Officer.

Risk Oversight

The Board exercises direct oversight of strategic risks to the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, file with the Securities and Exchange Commission (SEC) initial reports of ownership and reports of changes in ownership of common stock and the other equity securities of the Company. These reporting persons are required by the regulations of the SEC to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of the forms furnished to us, our review of the reports that have been filed and the representations of the reporting persons, we believe that all filing requirements applicable to these persons were complied with during fiscal year 2009.

Code of Conduct and Ethics

The Company does not have a formal code of conduct and ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller. It is unknown why the Company did not adopt a code of ethics as of May 31, 2009.

ITEM 11. EXECUTIVE COMPENSATION

For the year ended May 31, 2009, the Company did not compensate its officers or directors, including its principal executive officer and its principal financial officer.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of May 31, 2009, none of the Company’s directors or executive officers owned any of the Company’s common stock, and, to the Company’s knowledge, no person beneficially owned more than five percent of the Company’s common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Brandon Toth served as the Company’s Chairman, President, and Chief Executive Officer from February 10, 2009, the date of the Company’s Purchase Agreement with Green Star, until September 20, 2010. Mr. Toth also served as President from February 2008 to December 2010 and on the Board of Directors of Green Star from February 2008 until February 2011. Vic Devlaeminck served as the Company’s Chief Financial Officer and director of the Company from February 10, 2009 until May 3, 2009. Mr. Devlaeminck also served on the Board of Directors and as the Chief Financial Officer of Green Star from November 1, 2008 to May 3, 2009. During the year ended May 31, 2009, the Company issued to Green Star 9,000,000 shares of the Company’s common stock valued at $1,620,000 under the Purchase Agreement with Green Star. As described elsewhere in this Report, the Company did not receive title to the oil and gas properties described in the Purchase Agreement.

There were no transactions, since the beginning of the Company’s last fiscal year, or any currently proposed transaction, in which the Company was or is to be a participant and the amount involved exceeds $120,000, and in which Mr. Toth or Mr. Devlaeminck had or will have a direct or indirect material interest.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

The following table represents fees for the professional audit services and fees billed for other services rendered by the Company’s auditors, Manning Elliott LLP for the audit of the Company’s annual financial statements for the year ended May 31, 2008 and any other fees billed for other services rendered by Manning Elliott LLP during these periods. All fees are paid by US dollars.

	Year Ended May 31, 2008	Year Ended May 31, 2009
Audit fees	$34,320	$45,360
Audit-related fees	-	-
Tax fees	$4,000	-
All other fees	-	-
Total	$38,320	$45,360

Since our inception, our Board of Directors, performing the duties of the Audit Committee, reviews all audit and non-audit related fees at least annually. The Board of Directors as the Audit Committee pre-approved all audit related services in the fiscal year ending May 31, 2008.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of the report.

(1) All Financial Statements
Consolidated Balance Sheets as of May 31, 2009 and 2008
Consolidated Statements of Operations for the years ended May 31, 2009 and 2008
Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the years ended May 31, 2009 and 2008
Consolidated Statements of Cash Flows for the years ended May 31, 2009 and 2008

(2) Financial Statements Schedule

(3) Exhibits

The following documents are filed as exhibits to this Report:

3	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit A to the Information Statement on Schedule 14C filed with the SEC on November 10, 2008).

10.1
Purchase Agreement with Green Star dated February 10, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 20, 2009 (Green Star Form 8-K)).

10.2	Management Agreement with Green Star dated February 10, 2009 (incorporated by reference to Exhibit 10.2 to the Green Star Form 8-K).

10.3	Asset Purchase Agreement with Harold Schaffrick and Mark Neild dated February 10, 2009 (incorporated by reference to Exhibit 10.3 to the Green Star Form 8-K).

10.4	Asset Assignment and Assumption of Debt Agreement with Novori Jewelry Inc. dated February 10, 2009 (incorporated by reference to Exhibit 10.4 to the Green Star Form 8-K).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 16, 2011
BCM Energy Partners, Inc.

By:	/s/ Raymond G. Bailey
Raymond G. Bailey
Chief Executive Officer
(Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Raymond G. Bailey	Chief Executive Officer and Chairman of the Board of Directors	August 16, 2011
Raymond G. Bailey

/s/ David M. Beach	President, Director	August 16, 2011
David M. Beach

/s/ Charles B. Mathews	Chief Financial Officer	August 16, 2011
Charles B. Mathews

/s/ John H. Counce III	Director	August 16, 2011
John H. Counce III

/s/ Vic Demlaeminck	Director	August 16, 2011
Vic Demlaeminck

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of BCM Energy Partners, Inc.

We have audited the accompanying consolidated balance sheet of BCM Energy Partners, Inc. (the "Company"), as of May 31, 2009, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ deficit and cash flows for the year then ended, These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BCM Energy, Inc. as of May 31, 2009, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a loss from operations and an accumulated deficit of $1,419,524 at May 31, 2009. As discussed in Note 1 to the consolidated financial statements, the Company has a working capital deficiency, has convertible notes payable and related interest payable past due and has no established commercially viable business. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton & Chia, LLP

Newport Beach, California
August 15, 2011

Report of Independent Registered Public Accounting Firm

To the Stockholders of
BCM Energy Partners, Inc.
(Formerly Aeon Holdings, Inc. and Novori Inc.)

We have audited the accompanying balance sheet of BCM Energy Partners, Inc. (Formerly Aeon Holdings, Inc. and Novori Inc.) as of May 31, 2008 and the related statements of operations, cash flows and stockholders' deficit for the year then ended and accumulated for the period from July 26, 2004 (Date of Inception) to May 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BCM Energy Partners, Inc. (Formerly Aeon Holdings, Inc. and Novori Inc.) as of May 31, 2008 and the results of its operations and its cash flows for the year then ended and accumulated for the period from July 26, 2004 (Date of Inception) to May 31, 2008 in conformity with accounting principles generally accepted in the United States.

/s/ “Manning Elliott LLP”

CHARTERED ACCOUNTANTS

Vancouver, Canada

October 3, 2008

BCM ENERGY PARTNERS, INC.
Consolidated Balance Sheets

	May 31, 2009	May 31, 2008
ASSETS

CURRENT ASSETS:
Cash	$-	$20,806
Inventory, net	-	31,291
Prepaid expenses	-	4,189
Total current assets	-	56,286

Equipment, net	-	1,410
Total assets	$-	$57,696

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Cash overdraft	$13	$-
Accounts payable	55,000	156,771
Accrued liabilities	2,715	67,523
Due to related parties	-	6,953
Due to shareholder	-	30,000
Deferred revenue	-	10,898
Convertible note payable, less discount of $24,402	86,546	75,598
Derivative liability	101,407	64,405
Promissory notes	-	97,000
Total current liabilities	245,681	509,148

Agreement payable	-	24,062
Long-term convertible notes	11,539	-
Long-term promissory notes	-	3,000
Total liabilities	257,220	536,210

COMMITMENTS AND CONTINGENCIES (see Note 12)

STOCKHOLDERS' DEFICIT
Preferred stock, $.0001 par value; 20,000,000 shares authorized;
19,000,000 shares issued and outstanding at May 31, 2008	-	1,900
Common stock, $.0001 par value; 150,000,000 shares authorized;
2,153,173 shares issued and outstanding at May 31, 2009, and
1,733,170 shares issued and outstanding at May 31, 2008	215	173
Additional paid-in capital	1,162,089	1,137,743
Common stock subscribed	-	45,000
Accumulated deficit	(1,419,524)	(1,636,749)
Accumulated other comprehensive loss	-	(26,581)
Total Stockholders' Deficit	(257,220)	(478,514)
Total Liabilities and Stockholders' Deficit	$-	$57,696

See accompanying notes to the consolidated financial statements.

BCM ENERGY PARTNERS, INC.
Consolidated Statements of Operations and Comprehensive Income (Loss)

	For the Year Ended	For the Year Ended
	May 31,	May 31,
	2009	2008
REVENUES	$-	$1,911,415
Cost of sales	-	1,677,915
Gross profit	-	233,500

EXPENSES
Depreciation and amortization	214	592
Consulting fees	-	239,865
General and administrative	149,593	420,878
Professional fees	163,937	167,634
Total expenses	313,744	828,969

NET LOSS FROM CONTINUING OPERATIONS	(313,744)	(595,469)

OTHER INCOME (EXPENSE)
Gain on debt settlement	98,168	-
Accretion of discount on convertible notes	(36,029)	(25,652)
Gain (loss) on change in fair value of conversion feature	(145,711)	423,594
Loss on settlement of lawsuit	(6,500)	-
Total other income (expense)	(90,072)	397,942

NET LOSS BEFORE DISCONTINUED OPERATIONS	(403,816)	(197,527)

DISCONTINUED OPERATIONS
Income from discontinued operations	134,735	-
Gain on disposal of discontinued operations	486,306	-
Gain on discontinued operations	621,041	-

NET INCOME (LOSS)	$217,225	$(197,527)

Basic and diluted loss per share, from continuing operations	$(0.21)	$(0.11)

Basic and diluted income per share, from discontinued operations	$0.33	$-

Weighted average shares outstanding - basic and diluted	1,898,876	1,734,500

NET INCOME (LOSS)	$217,225	$(197,527)
Foreign currency translation adjustment	(11,336)	(16,708)
COMPREHENSIVE INCOME (LOSS)	$205,889	$(214,235)

See accompanying notes to the consolidated financial statements.

BCM ENERGY PARTNERS, INC.
Consolidated Statements of Changes in Stockholders’ Deficit
For the Years Ended May 31, 2009 and 2008

					Additional	Common		Other	Total
	Common Stock		Preferred Stock		Paid-in	Stock	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Subscribed	Deficit	Income (loss)	Deficit
Balance – May 31, 2007	2,575,725	257	-	-	551,465	135,000	(1,439,222)	(9,873)	(762,373)
Conversion to Series A convertible preferred shares	(950,000)	(95)	19,000,000	1,900	-	-	-	-	1,805
Conversion of convertible note to common stock	22,050	2	-	-	88,156	-	-	-	88,158
Common stock subscribed	-	-	-	-	-	405,000	-	-	405,000
Common stock issued for shares subscribed	85,395	9	-	-	494,829	(495,000)	-	-	(162)
Foreign currency translation adjustment	-	-	-	-	-	-	-	(16,708)	(16,708)
Effect of reverse split 1:20	-	-	-	-	3,293	-	-	-	3,293
Net loss for the year ended May 31, 2008	-	-	-	-	-	-	(197,527)	-	(197,527)
Balance – May 31, 2008	1,733,170	173	19,000,000	1,900	1,137,743	45,000	(1,636,749)	(26,581)	(478,514)
Reverse split of common 1:20	-	-	-	-	(313)	-	-	-	(313)
Common stock issued for cash	20,496	2	-	-	44,998	(45,000)	-	-	-
Common stock issued for settlement of debt	199,507	20	-	-	41,849	-	-	-	41,869
Common stock issued pursuant to asset purchase agreement	200,000	20	(19,000,000)	(1,900)	35,980	-	-	-	34,100
Foreign currency translation adjustment	-	-	-	-	-	-	-	11,336	11,336
Gain on debt settlement	-	-	-	-	(98,168)	-	-	-	(98,168)
Net income for the year ending May 31, 2009	-	-	-	-	-	-	217,225	15,245	232,470
Balance – May 31, 2009	2,153,173	215	-	-	1,162,089	-	(1,419,524)	-	(257,220)

See accompanying notes to the consolidated financial statements.

BCM ENERGY PARTNERS, INC.
Consolidated Statements of Cash Flows

	For the Year Ended	For the Year Ended
	May 31,	May 31,
	2009	2008
Operating activities:
Net income (loss)	$217,225	$(197,527)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on debt settlement	(98,168)	-
Gain on disposal of discontinued operations	(486,306)	-
Accretion of discount on convertible notes	36,029	25,652
Depreciation and amortization	1,410	592
Loss on change in fair value of conversion feature	145,711	(423,594)
Provision for inventory obsolescence	(6,487)	6,487
Changes in operating assets and liabilities:
Inventory	37,778	(11,420)
Prepaid expenses and other assets	4,189	-
Accounts payable and accrued liabilities	(62,517)	92,144
Bank overdraft	13	-
Agreement payable	(24,062)	55,000
Due to shareholder	-	15,000
Deferred revenue	(10,898)	10,898
Accrued expenses	(67,523)	-
Derivative liability	(83,192)	-
Liabilities, net assets, disposed of sale of subsidiary	486,306	-
Net cash provided by (used in) operating activities	89,508	(426,768)

Investing activities:
Purchase of equipment	-	(1,893)
Net cash used in financing activities	-	(1,893)

Financing activities:
Due to (from) related party	(6,953)	50,000
Due from shareholder	(15,000)	-
Payments made on long term debt	(133,361)	-
Proceeds from sale of common stock	45,000	405,000
Net cash provided by (used in) financing activities	(110,314)	455,000

Effect of exchange rate changes on cash	-	(16,826)

Net increase (decrease) in cash	(20,806)	9,513

Cash, beginning of period	20,806	11,293

Cash, end of period	$-	$20,806

Supplemental Disclosures:
Interest paid	$-	$-
Income taxes paid (received)	$-	$-

See accompanying notes to the consolidated financial statements.

BCM ENERGY PARTNERS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 1 – Description of the Business and Summary of Significant Accounting Policies and Going Concern

Aeon Holdings, Inc. (the “Company’) was incorporated as Novori Inc., in the State of Delaware, United States on July 26, 2004. Effective July 27, 2004, the Company incorporated a wholly-owned subsidiary, Novori Marketing Inc., in the Province of British Columbia, Canada. Effective October 20, 2008, the Company incorporated a wholly-owned subsidiary, Novori Jewelry Inc., in the State of Delaware. Effective December 22, 2008, the Company incorporated a wholly-owned subsidiary, Aeon Holdings, Inc., in the State of Delaware. On January 6, 2009, the Company merged its operations with its subsidiary, Aeon Holdings, Inc., and changed its name to Aeon Holdings, Inc.

On February 10, 2009, the Company entered into a purchase agreement (the “Purchase Agreement”) with Green Star Energies, Inc. ("Green Star") to acquire Green Star's interest in a number of oil and gas leases located in Beaver County, Pennsylvania. This acquisition is more fully described at Note 2 below.

Simultaneously, on February 10, 2009, the Company sold its subsidiaries, Novori Marketing, Inc., and Novori Jewelry, Inc. The Company has no remaining interest in them.

On December 14, 2010, under a purchase agreement with BCM Energy Partners, LLC ("BCM"), the Company acquired BCM's entire interest in an oil field in Baton Rouge, Louisiana known as University Field. The Company changed its name to “BCM Energy Partners, Inc.” on April 12, 2011.

During its fiscal year ended May 31, 2009, the Company's principal business was intended to be the acquisition and management of oil, gas and alternative energy operations. As of May 31, 2009, the Company had not produced any revenue from oil and gas operations.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the ability of the Company to acquire oil and gas properties or obtain necessary financing to continue operations, and the attainment of profitable operations. At May 31, 2009, the Company had a working capital deficit of $257,220 and had accumulated losses of $1,419,524. As noted above, as of May 31, 2009, the Company had not produced revenues from oil and gas operations. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company's common shares are currently quoted on the OTC Pink market of OTC Markets Group, Inc. under the trading symbol “BCME.”

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

Comprehensive Income (Loss)

Statement of Financial Accounting Standard (“SFAS”) No. 130, "Reporting Comprehensive Income" of the Financial Accounting Standards Board (“FASB”), establishes standards for the reporting and display of comprehensive income (loss) and its components in the consolidated financial statements. As of May 31, 2009, and 2008, the Company’s only component of comprehensive loss was foreign currency translation adjustments.

Cash

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of May 31, 2009, the Company had no cash. As of May 31, 2008, the Company had a cash balance of $20,806. As of May 31, 2009 and 2008, the Company had no cash equivalents.

Inventory, Net

Inventory, net was determined on a first-in, first-out basis and was stated at the lower of cost or market. Market is determined based on the net realizable value, with appropriate consideration given to excessive levels, future demand and other factors. At May 31, 2009, the Company had no inventory because all assets of the former jewelry business were sold to Novori Jewelry, Inc., and the Company no longer maintained an inventory as of that date.

Financial Instruments and Concentrations

The fair values of financial instruments, which include cash, accounts payable, accrued liabilities, amounts due from and to related parties, convertible notes, and promissory notes were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company’s operations were in Canada resulting in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arose from fluctuations in foreign exchange rates and the degree of volatility of these rates. The Company did not use derivative instruments to reduce its exposure to foreign currency risk. Financial instruments that potentially subject the Company to credit risk consist principally of cash. Cash is deposited with a high quality financial institution.

Foreign Currency Translation

The Company's reporting currency is the United States dollar. Foreign currency transactions were accounted for in accordance with SFAS No. 52, "Foreign Currency Translation". Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Translation gains (losses) are recorded in accumulated other comprehensive income (loss) as a component of stockholders' equity. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. As of May 31, 2009, and 2008, the Company had not entered into derivative instruments to offset the impact of foreign currency fluctuations.

Equipment, Net

Equipment consisted of computer hardware and was recorded at cost. Computer hardware was being amortized on the straight-line basis over the estimated life of three years. Major improvements and betterments are capitalized. Maintenance and repairs are expensed as incurred. As of May 31, 2009; the Company had no property and equipment.

Long-lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company tested long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review included, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.

Recoverability was assessed based on the carrying amount of the asset and its fair value which was generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss was recognized when the carrying amount was not recoverable and exceeds fair value.

Warranty

The Company's products typically carried a lifetime warranty against manufacturing defects. The Company established reserves for estimated product warranty costs at the time revenue was recognized based upon its historical warranty experience, and additionally for any known product warranty issues. To date, the Company had not experienced a significant amount of product warranty costs and had not recognized any warranty reserves.

Basic and Diluted Net Income (Loss) per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share" ("SFAS No. 128". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the consolidated statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive.

The table below shows the earnings per share, basic and diluted, for the years ended May 31, 2009 and 2008:

	For the Year Ended	For the Year Ended
	May 31, 2009	May 31, 2008
Net income (loss)	217,225	(197,527)
Weighted average common shares outstanding	1,898,876	1,734,500
Earnings per share:
Basic and diluted loss per share, from continuing operations	(0.21)	(0.11)
Basic and diluted income per share, from discontinued operations	0.33	-

Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 "Accounting for Income Taxes" (“SFAS No. 109”) as of its inception. Pursuant to SFAS No. 109, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

Revenue Recognition

The Company recognized revenue from the online sale of diamond jewelry in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements.” The Company accounted for revenue as a principal using the guidance in EITF 99-19, “Reporting Revenue Gross as a Principal vs. Net as an Agent”. Revenue consisted of the sale of diamonds and diamond jewelry products and was recognized only when the price was fixed or determinable, persuasive evidence of an arrangement exists, the product is shipped, and collectability is reasonably assured. The Company provided the customer with a 30 day right of return. The Company recognized revenue at the time of sale in accordance with SFAS No. 48 “Revenue Recognition When Right of Return Exists”. Gross revenues and related cost of sales were reduced by the estimated amount of future returns based upon past historical experience. The Company sold to customers based on standard credit policies and regularly reviews accounts receivable for any bad debts. Allowances for doubtful accounts were based on an estimate of losses on customer receivable balances.

Stock-based Compensation

The Company records stock-based compensation in accordance with SFAS 123(R), "Share-Based Payments" (“SFAS No. 123(R)) which requires the measurement and recognition of compensation expense based on estimated fair values for all share-based awards made to employees and directors, including stock options. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) 107 relating to SFAS No. 123(R). The Company applied the provisions of SAB 107 in its adoption of SFAS No. 123(R). SFAS No. 123(R) requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The Company uses the Black-Scholes option-pricing model as its method of determining fair value. This model is affected by the Company's stock price as well as assumptions regarding a number of subjective variables. These subjective variables include, but are not limited to, the Company's expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the statement of operations over the requisite service period.

All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The Company has not issued any stock options since its inception.

Recently Issued Accounting Pronouncements

In January 2010, FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements”. ASU 2010-06 requires additional disclosures about fair value measurements including transfers in and out of Levels 1 and 2 and a higher level of disaggregation for the different types of financial instruments. For the reconciliation of Level 3 fair value measurements, information about purchases, sales, issuances and settlements are presented separately. This standard is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of revised Level 3 disclosure requirements which are effective for interim and annual reporting periods beginning after December 15, 2010. Comparative disclosures are not required in the year of adoption. We adopted the provisions of the standard on January 1, 2010, which did not have a material impact on our financial statements.

In January 2010, the FASB issued ASU 2010-03, "Oil and Gas Reserve Estimations and Disclosures" (ASU 2010-03). This update aligns the current oil and gas reserve estimation and disclosure requirements of ASC Topic 932 with the changes required by the United States Securities and Exchange Commission (SEC) final rule, "Modernization of Oil and Gas Reporting," as discussed below. ASU 2010-03 expands the disclosures required for equity method investments, revises the definition of oil- and gas-producing activities to include nontraditional resources in reserves unless not intended to be upgraded into synthetic oil or gas, amends the definition of proved oil and gas reserves to require 12-month average pricing in estimating reserves, amends and adds definitions in the Master Glossary that is used in estimating proved oil and gas quantities and provides guidance on geographic area with respect to disclosure of information about significant reserves. ASU 2010-03 must be applied prospectively as a change in accounting principle that is inseparable from a change in accounting estimate and is effective for entities with annual reporting periods ending on or after December 31, 2009. We adopted ASU 2010-03 effective January 1, 2011.

Effective for all interim and annual periods ending after September 15, 2009, the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) became the sole authoritative source for Generally Accepted Accounting Principles (GAAP) in the United States of America and superseded all previous Level a – d sources of US GAAP.

The following discusses non-authoritative accounting standards adopted by various bodies that have been incorporated into the authoritative FASB Codification:

We have implemented all new accounting pronouncements that are in effect and that may impact its financial statements and do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our financial position or results of operations.

Note 2 – Inventory, Net

As of May 31, 2009, the Company had no inventory. As of May 31, 2008, the Company had supplier products in the amount of $37,778, net of a $6,487 provision for inventory obsolescence.

Note 3 – Equipment, Net

As of May 31, 2009, the Company had no equipment. As of May 31, 2008, the Company had computer hardware, net of accumulated amortization of $1,110, with a net carrying value of $1,410. Depreciation for the years ended May 31, 2009 and 2008 totaled $214, and $592, respectively.

Note 4 – Accrued Liabilities

As of May 31, 2009, the Company had had a accrued liability of $2,715. As of May 31, 2008, the Company had $67,523 in accrued liabilities consisted of accrued interest of $18,984, allowance for sales and returns of $4,359, professional fees of $13,242, and contingent liability of $30,938.

Note 5 – Related Party Transactions

At May 31, 2008, the Company owed $6,953 to a company controlled by two directors of the Company. At February 10, 2009, the $6,953 was still outstanding and is included in the net liabilities disposed of for discontinued operations. That amount was non-interest bearing, unsecured, and due on demand.

At May 31, 2008, the Company owed $30,000 to a shareholder with significant influence for consulting fees with respect to the standby equity distribution agreement. At February 10, 2009, the Company owed $15,000 to this shareholder. The $15,000 is included in the net liabilities disposed of for discontinued operations. Under the terms of the agreement, the amounts are unsecured, non-interest bearing, and due on demand.

For the year ended May 31, 2009, two officers of the Company received $102,715, in the aggregate, as compensation for consulting services to the Company. For the year ended May 31, 2008, two officers of the Company received $222,504, in the aggregate, as compensation for consulting services provided to the Company.

Note 6 – Convertible Notes and Derivative Liability

On July 5, 2005, the Company received $80,000 and issued a convertible note maturing on July 5, 2007. Under the terms of the convertible note, interest is payable annually at 5% per annum, and the principal can be convertible into common shares of the Company at $0.40 per common share.

Additionally, under the terms of the note, the creditor can call the unpaid principal and interest of the Note if (a) one or more judgments are entered against the Company which exceed, in the aggregate, $100,000 and the Company does not pay such judgments or arrange for their enforcement to be postponed no later than within thirty days after the judgments have been entered; and (b) if bankruptcy, receivership, or insolvency proceedings are started by, or against, the Company, or if the Company dissolves, liquidates or otherwise winds up its business; or if there is a change in control of the Company.

On April 4, 2007, the terms of the note were amended on the $80,000 convertible note to reduce the conversion price from $0.40 per share to $0.20 per share.

On July 5, 2007, the holders of the convertible note exercised their option to convert the note and accrued interest totaling $88,158 into 22,050 shares of common stock at a conversion price of $0.20 per share.

On January 23, 2007, the Company issued a $100,000 convertible note maturing on February 1, 2009. Under the terms of the convertible note, interest is payable annually at 8% per annum, and the principal can be convertible into common shares of the Company at lesser of $10.00 per post reverse-split share or a 25% discount to the five day volume weighted average stock price of the Company’s common stock as of the date of conversion.

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

For the year ended May 31, 2008, the Company accreted interest expense of $25,652 increasing the carrying value of the note to $75,598. The Company recorded further interest expense over the term of the note of $24,402 resulting in the carrying value of the convertible debentures to be accreted to the face value of $100,000 at maturity. At May 31, 2008, accrued interest of $10,405 had been recorded.

On February 10, 2009, the Company issued $180,975 of convertible notes payable to two different note holders, bearing interest at 6% per annum, requires payment of principal and interest in monthly. Any outstanding balance plus accrued interest may be converted to the Company's common stock at a 20% discount to the market at the day of conversion.

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

Pursuant to EITF 00-19 the Company will adjust the carrying value of the conversion feature to its fair value at each reporting date. During the year ended May 31, 2009, the Company recognized a loss on the change in the fair value of the conversion feature of $145,711 increasing the carrying value of the derivative liability to $210,174. During the year ended May 31, 2008, the Company recognized a gain on the change in the fair value of the conversion feature of $423,594 decreasing the carrying value of the derivative liability to $64,405.

For the year ended May 31, 2009, the Company accreted interest expense of $36,029 increasing the carrying value of the convertible notes to $98,085.  At May 31, 2009, accrued interest of $21,232 had been recorded [and is included in general an administative expenses.]. On December 24, 2008, the Company settled the outstanding amount with the lender with the issuance of 142,726 shares of common stock valued at $29,973.

The Company calculated the fair value of these instruments using the Black-Scholes pricing model. The significant assumptions used in the calculation of the instruments fair value are detailed in the table below. The initial value of the derivative liability for the embedded conversion features at the date of issuance was $90,248, which was recorded in the accompanying consolidatd balance sheets. The offset to this entry was recorded to debt discount which will be amortized over the life of the note using the effective interest rate method. During the year ended May 31, 2009, amortization of the debt discount amounted to $18,618 and was recorded as interest expense in the accompanying consolidated statement of operation and comprehensive income (loss).

Weighted average volatility	82%
Expected dividends	0%
Expected term	1.4 year
Risk-free rate	0.59%

During the year ended May 31, 2009, we recognized a loss of $22 based on the change in fair value (mark-to-market adjustment) of the embedded conversion feature derivative liability in the accompanying consolidated statements of operations. The value of the derivative liability was $101,407 at May 31, 2009.

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

On August 28, 2009, the Company agreed to settle one of these notes in the amount of $80,975 for the issuance of 750,000 shares of common stock. On December 8, 2010, the Company issued 2,520,000 shares of common stock related to this note.

On August 10, 2011, the Company and the second note holder agreed to settle the remaining $100,000 note for cash in the amount of $25,000.

Note 7 – Promissory Notes

On May 1, 2006, the Company received $10,000 and issued a promissory note. Under the terms of the promissory note, interest is accrued at 5% per annum, is unsecured, and due on July 5, 2008. As of February 10, 2009, the Company had recorded accrued interest of $1,358. This promissory note was settled on February 10, 2009 with an assignment and debt assumption agreement with Novori Jewelry, Inc.

On July 28, 2006, the Company received $30,000 and issued a promissory note. Under the terms of the promissory note, interest is accrued at 10% per annum and the principal and interest is due upon demand 90 days after advancement of funds. As of May 31, 2008, the Company recorded $5,515 of accrued interest related to this note. On December 24, 2008, the Company settled the outstanding amount with the lender with the issuance of 23,143 shares of common stock valued at $4,840.

On December 20, 2006, the Company received $7,000 and issued a promissory note. Under the terms of the promissory note, the amount is unsecured, accrues interest at 5% per annum, and is due on May 24, 2008. As of February 10, 2009, the Company had recorded $683 of accrued interest This promissory note was settled on February 10, 2009 with an assignment and debt assumption agreement with Novori Jewelry, Inc.

On December 20, 2006, the Company received $3,000 and issued a promissory note. Under the terms of the promissory note, the amount is unsecured, accrues interest at 5% per annum, and was due on December 19, 2009. As of February 10, 2009, the Company had recorded accrued interest of $293. This promissory note was settled on February 10, 2009 with an assignment and debt assumption agreement with Novori Jewelry, Inc.

On March 7, 2008, the Company received $50,000 and issued a promissory note. Under the terms of the promissory note, the amount is unsecured, accrues interest at 12% per annum, and is due on April 11, 2009. At May 31, 2008, accrued interest of $1,233 has been recorded. On December 24, 2008, the Company settled the outstanding amount with the lender according with the issuance of 33,000 shares of common stock valued at $6,999.

Note 8 – Preferred Stock

On June 12, 2007, the Board of Directors of the Company adopted a Certificate of Designation for Series A Convertible Preferred Stock which are convertible into common stock on a one for one basis at any time after June 12, 2009.
On June 12, 2007, the Company entered into shareholder agreements with the President and Chief Financial Officer of the Company pursuant to which each converted 475,000 shares of common stock into 9,500,000 Series A Convertible Preferred Stock on a one for one basis. No other consideration was paid in accordance with these transactions.

On February 10, 2009, the Company entered into an assignment and debt assumption agreement with Novori Jewelry, Inc., to transfer certain of the Company's assets to Novori Jewelry, Inc. The sale included the Company's wholly owned Canadian subsidiary, Novori Marketing, Inc., and all of its respective assets in exchange for cancellation of the 19,000,000 preferred shares of Company held by Harold Schaffrick and Mark Neild.

Note 9 – Common Stock

During the year ended May 31, 2008, the Company received advances of $405,000 for total advances of $540,000 pursuant to the equity distribution agreement described in Note 10 – Commitments. On April 14, 2008, the Company issued 85,395 shares of common stock in connection with $495,000 of advances received. As of May 31, 2008, $45,000 of these advances remained as common stock subscribed.

On June 12, 2007, the Company entered into shareholder agreements with the President and CFO of the Company pursuant to which each converted 475,000 shares of common stock into 9,500,000 Series A Convertible Preferred Stock on a one for one basis. No other consideration was paid in accordance with these transactions.

On July 5, 2007, the holders of a convertible note exercised their option to convert the note and accrued interest totaling $88,158, into 22,050 shares of common stock at a conversion price of $0.20 per share.

On August 5, 2008, the Company issued 20,496 shares of common stock in connection with the remaining $45,000 advance, which was recorded as common stock subscribed, that the Company received on May 20, 2008, pursuant to a prior equity distribution agreement with a lender.

On December 5, 2008, the Company effected a 1:20 reverse stock split of the authorized, issued and outstanding common stock. The authorized share capital was also increased from 100,000,000 shares of common stock to 150,000,000 shares of common stock with no change in par value. All share amounts have been retroactively adjusted for all periods presented. The Company recorded $2,980 to additional paid in capital related to this reverse stock split.

On December 12, 2008, the Company issued 308 shares of common stock for the settlement of debt valued at $37.

On December 24, 2008, the company settled one-half of the amounts of a then-outstanding promissory note having a principal value of $50,000 by issuing the lender 33,330 shares of its common stock with a fair value of $6,999.

On December 24, 2008, the company settled one-half of the amounts of a then-outstanding promissory note having a principal value of $30,000 by issuing the lender 23,143 shares of its common stock with a fair value of $4,860.

On December 24, 2008, the company settled the entire amount of a then-outstanding promissory note having a principal value of $100,000 by issuing the lender 142,726 shares of its common stock with a fair value of $29,973.

On February 10, 2009, the Company issued 200,000 shares of its common stock in settlement of $36,000 of debt associated with an assignment and debt assumption agreement with Novori Jewelry, Inc., to transfer certain of the Company's assets to Novori Jewelry, Inc. The sale included the Company's wholly owned Canadian subsidiary, Novori Marketing, Inc., and all of its respective assets in exchange for cancellation of the 19,000,000 preferred shares of Company held by Harold Schaffrick and Mark Neild.

Note 10 – Commitments

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

As of May 31, 2008, the Company had received proceeds of $540,000. On April 14, 2008, the Company issued 85,395 shares of common stock in connection to $495,000 of advances received. On August 5, 2008, the Company issued 20,496 shares of common stock in connection to a $45,000 advance received. The standby equity agreement was terminated effective December 10, 2008. No penalties were incurred by the Company in relation to the termination of this agreement. Refer to Note 13.

On January 24, 2007, the Company entered into a consulting agreement with Green Star to provide consulting services for a period of 24 months. The Company is obligated to pay $15,000 of consulting fees for any month when an advance of funds is requested by the Company and made by the investor, pursuant to the distribution agreement entered between the parties on January 24, 2007. During the six month period ended November 30, 2008, the Company received advances of $nil and recorded consulting fees of $nil.

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

Note 11 – Contingent Liabilities

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

On January 25, 2008, a civil lawsuit was filed against the Company, its officers, and an independent party, with which the Company has no relationship, (collectively, the “Defendants”). The lawsuit was filed in State Court in Hillsborough County, Florida by three plaintiffs. The plaintiffs allege that the Defendants violated provisions of the Telephone Consumer Protection Act of 1991 by sending one or more unsolicited fax advertisements for the purchase of the Company’s securities to them and are seeking damages in excess of $15,000 together with declaratory and injunctive relief.

On December 19, 2008, the case was dismissed by the Hillsborough County Court. The plaintiffs agreed to irrevocably and unconditionally waive, discharge and release the Company and its subsidiary, directors, and officers from all liabilities, commitments, obligations, costs, expenses and damages pursuant to the claim. In exchange for dropping the lawsuit and releasing the Company from any claims, the Company will pay to the plaintiff’s total compensation of $6,500. Both parties have agreed that the settlement is not an admission by the Company of any claim or allegation against it. The parties are each responsible for their own legal costs and fees resulting from the lawsuit.

On August 25, 2008, the Company filed a lawsuit against Incentaclick Media Group Inc. (the “Plaintiff”) in the Supreme Court of British Columbia, Canada. The Company is claiming negligence and breach of contract due to failure to provide services as stipulated under an Agreement between the parties that had a term of 18 months commencing December 2006. Pursuant to the Agreement, the Company paid a monthly fee of $15,000 for custom website search engine optimization services. However, the Company claims that such services were never provided. Beginning December 2007 and for the remaining term of the contract, the monthly fee was reduced to $7,500. On July 28, 2008, the Company received a demand letter for payment of the remaining $67,500 outstanding under the Agreement. The Company proposed a settlement which was rejected, and the Plaintiff countersued for breach of contract, claiming damages of $67,500. On September 19, 2008, the parties settled and the Company agreed to pay $55,000 payable in 16 monthly payments of $3,437 commencing September 30, 2008. As of May 31, 2009, the Company has not made any settlement payments to the Plaintiff.  The entire $55,000 liability is recorded in accounts payable as of May 31, 2009.

On September 21, 2009, a civil lawsuit was filed against Green Star in State Court in Beaver County, Pennsylvania by Bialy Gas Production Company, LLC, and Jonathan M. Bialy as plaintiffs. The plaintiffs alleged that Green Star breached the terms of its contract to purchase certain oil and gas leases owned by Bialy Gas Production Company, LLC and the terms of a later joint venture agreement between the parties. Alternatively, plaintiffs alleged that they properly and validly terminated both the purchase agreement and the later joint venture agreement. Plaintiffs were seeking a non-monetary declaratory judgment that the purchase agreement and the joint venture agreement were null and void and that Green Star had no interest in the subject oil and gas leases. On November 19, 2009, defendant Green Star filed an answer in the State Court in Beaver County, Pennsylvania, denying plaintiffs' allegations and counter-alleging that plaintiffs, among other things, intentionally interfered with Green Star's ability to complete the terms of the contracts and that plaintiffs' actions constituted breach on their part sufficient to forestall the right of Bialy Gas Production Company, LLC to the subject oil and gas leases. The matter has not been scheduled for further court action at this date. On February 24, 2010, the plaintiffs filed a praecipe to discontinue the case in State Court in Beaver County, Pennsylvania. which effectively ended the case as of that date.

Note 12 – Income Taxes

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

The Company is subject to United States federal and state income taxes at an approximate rate of 35%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	May 31, 2009	May 31, 2008
Income tax recovery at statutory rates	$141,336	$69,100
Permanent differences	302,467	132,000
Valuation allowance change	(443,803)	(201,100)
Provision for income taxes	$-	$-

The items accounting for the difference between income taxes computed at the federal statutory rate and the benefit for income taxes were as follows:

	For the Year Ended May 31,
	2009	2008
Federal statutory rate	34.00%	34.00%
State tax, net of federal benefit	9.00%	9.00%
Valuation allowance	(43.00%)	(43.00%)
Effective income tax rate	0.00%	0.00%

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

	May 31, 2009	May 31, 2008
Net operating loss carryforward	$730,367	$418,322
Valuation allowance	(730,367)	(418,322)
Net deferred income tax asset	$-	$-

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

Note 13 – Purchase of Oil and Gas Properties

On February 10, 2009, the Company executed a Purchase Agreement to purchase the interest in 13 leases of oil and gas properties located in Beaver County, Pennsylvania from Green Star.

In consideration for the purchase of the leases from Green Star, the Company was required to issue and deliver to Green Star: (1) 9,000,000 restricted shares of the Company's common stock; (2) warrants to purchase 2,000,000 shares of the Company's stock at a price of $0.10 per share, exercisable until February 10, 2011; (3) warrants to purchases 4,000,000 shares of the Company's common stock at a price of $0.15 per shares, exercisable until February 10, 2011; and (4) warrants to purchase 1,000,000 shares of the Company's common stock at a price of $0.20 per share, exercisable until February 10, 2011. Additional consideration for the purchase of the joint venture interest required the Company to (i) enter into a management agreement with Green Star dated February 10, 2009; (ii) execute promissory notes covering $180,975 of the Company's outstanding debt obligations; (iii) enter into an asset purchase agreement with Harold Schaffrick and Mark Neild dated February 10, 2009 to sell the Company's wholly owned subsidiary, Novori Jewelry, Inc., to Mr. Schaffrick and Mr. Neild; (iv) enter into an assignment and debt assumption agreement with Novori Jewelry, Inc., dated February 10, 2009, to transfer certain of the Company's assets to Novori Jewelry, Inc. and (v) issue and deliver 700,000 restricted shares of the Company's common stock as consideration for arranging and negotiating the transactions contemplated by the Purchase Agreement. The sale described in (iv) included the Company's wholly-owned Canadian subsidiary, Novori Marketing, Inc., and all of its respective assets in exchange for the cancellation of all preferred shares of Company held by Harold Schaffrick and Mark Neild.

In accordance with the Purchase Agreement with Green Star,, the Company issued and delivered all of the consideration described in the foregoing paragraph. However, Green Star. failed to transfer to the Company title of Green Star’s interest in the 13 leases of oil and gas properties located in Beaver County, Pennsylvania. As a result, the Company has determined this transaction to be void. The Company is currently seeking to resolve the matter with Green Star and other parties related to the consideration given by the Company under the Purchase Agreement.

Note 14 – Discontinued Operations

On February 10, 2009, the Company entered into an asset purchase agreement with Harold Schaffrick and Mark Neild to sell the Company’s wholly owned subsidiary, Novori Jewelry, Inc. As of that date the Company discontinued all operations related to the former business of selling diamonds and custom jewelry over the internet.

The following are the results of operations from June 1, 2008 to February 10, 2009:

Revenue	$1,518,858
Cost of sales	1,219,760
Gross profit	299,098

Expenses
Consulting fees	164,363
Net income from discontinued operations	$134,735

At the date of disposition, the following are assets sold, liabilities disposed, related equity transactions, and gain on disposal of discontinued operations:

Assets:

Current assets:
Cash
Inventory	$54,468
Prepaid expenses	4,160
Total current assets	58,628

Property and equipment	1,234
Total assets sold	59,862

Liabilities:

Current liabilities:
Cash overdraft	25,592
Accounts payable	168,757
Accrued liabilities	176,943
Due to related parties	6,953
Due to shareholder	15,000
Deferred revenue	49,690
Derivative liability	38,231
Promissory notes	95,000
Total net liabilities disposed	576,166

Owners' equity:

Preferred stock	(1,900)
Common stock	20
Additional paid in capital	35,980
Accumulated other comprehensive income	(4,102)
Gain on disposal of discontinued operations	$486,306

Note 15 – Related Party Transactions

Brandon Toth served as the Company’s Chairman, President, and Chief Executive Officer from February 10, 2009, the date of the Company’s Purchase Agreement with Green Star, until September 20, 2010. Mr. Toth also served as President from February 2008 to December 2010 and on the Board of Directors of Green Star from December 2006 until February 2011. Vic Devlaeminck served as the Company’s Chief Financial Officer and director of the Company from February 10, 2009 until May 3, 2009. Mr. Devlaeminck also served on the Board of Directors and as the Chief Financial Officer of Green Star from November 1, 2008 to May 3, 2009. During the year ended May 31, 2009, the Company issued to Green Star 9,000,000 shares of the Company’s common stock valued at $1,620,000 under the Purchase Agreement with Green Star. As described elsewhere in this Report, the Company did not receive title to the oil and gas properties described in the Purchase Agreement.

Note 16- Subsequent Events

On October 15, 2009, the Company incorporated a wholly-owned subsidiary, Aeon Energy, LLC, in the State of Washington.

On December 8, 2010, the Company issued 2,520,000 shares of common stock, valued at $80,975, as settlement of an outstanding convertible note.

On December 14, 2010, the Company entered into a purchase agreement with BCM Energy Partners, LLC to acquire its interest in an oil lease.  The Company issued 4,800,000 shares of preferred stock with a 20 for 1 conversion feature related to this agreement.

On January 21, 2011, the Company issued 1,000,000 shares of common stock, valued at $180,000, to Karuk Holdings related to a service agreement.

On February 9, 2011, the Company issued 273,616 shares of common stock, valued at $46,515, to Vic Devlaeminck, a director of the Company, for services.

On February 15, 2011, the Company issued 45,000 shares of common stock, valued at $1,395, to a consultant for services.

On March 29, 2011, the Company issued 403,225 shares of common stock, valued at $250,000 to Kodiak Capital Group LLC related to a financing facility.

On April 12, 2011, the Company changed its name to “BCM Energy Partners, Inc.” and began trading under the symbol BCME on the OTC Markets.

On April 13, 2011, the Company issued 165,000 shares of common stock, valued at $5,000 to a consultant for services.

On May 25, 2011, the Company issued 705,000 shares of common stock, valued at $42,300, to certain current employees, executives and directors of the Company.

On May 30, 2011, BCM Energy Partners, LLC converted their 4,800,000 shares of preferred stock to 96,000,000 shares of common stock.

On August 10, 2011, the Company and a convertible note holder agreed to settle the $100,000 note for cash in the amount of $25,000.

On August 15, 2011, the Company held a Special Meeting of Stockholders to approve the adoption of the Company’s Restated Certificate of Incorporation to effect a fifty to one reverse stock split. The proposal was approved by a major of the stockholders of the Company and will be effective on August 16, 2011.

Exhibit Index

The following exhibits are filed herewith or incorporated herein pursuant to Regulation S-K, Item 601:

Exhibit

3	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit A to the Information Statement on Schedule 14C filed with the SEC on November 10, 2008)

10.1
Purchase Agreement with Green Star dated February 10, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 20, 2009 (Green Star Form 8-K)).

10.2	Management Agreement with Green Star dated February 10, 2009 (incorporated by reference to Exhibit 10.2 to the Green Star Form 8-K).

10.3	Asset Purchase Agreement with Harold Schaffrick and Mark Neild dated February 10, 2009 (incorporated by reference to Exhibit 10.3 to the Green Star Form 8-K).

10.4	Asset Assignment and Assumption of Debt Agreement with Novori Jewelry Inc. dated February 10, 2009 (incorporated by reference to Exhibit 10.4 to the Green Star Form 8-K).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of, Chief Financial Officer.

32*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

* Filed herewith.