Form 10-Q
period 2009-08-31
BCM Energy Partners Inc.
filed 2011-08-25
CIK 1343257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________

Commission file number:  333-130344

BCM ENERGY PARTNERS, INC.
 (Exact name of registrant as specified in its charter)

Delaware	47-0948014
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

301 St. Charles Av., Fl 3
New Orleans, LA 70130
(Address of principal executive offices)

(504) 525-8299
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐  Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Small reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes ☑ No ☐

As of August 12, 2011, there were 103,265,019 shares of the issuer’s common stock outstanding.

BCM ENERGY PARTNERS, INC.
INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets as of August 31, 2009 (Unaudited) and May 31, 2009	3

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three Months Ended August 31, 2009 and August 31, 2008 (Unaudited)	4

	Condensed Consolidated Statements of Changes in Stockholders’ Deficit for the Three Months Ended August 31, 2009 (Unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended August 31, 2009 and August 31, 2008 (Unaudited)	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3	Quantitative and Qualitative Disclosures about Market Risk	18

Item 4	Controls and Procedures	18

PART II. OTHER INFORMATION

Item 1	Legal Proceedings	20

Item 1A	Risk Factors	20

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3	Defaults upon Senior Securities	21

Item 4	(Removed and Reserved)	21

Item 5	Other Information	21

Item 6	Exhibits	21

Signatures		22

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements
BCM ENERGY PARTNERS, INC.
Condensed Consolidated Balance Sheets

	August 31,	May 31,
	2009	2009
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$1,047	$-
Total current assets	1,047	-

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES:
Bank overdraft	$-	$13
Accounts payable	56,114	55,000
Accrued liabilities	5,430	2,715
Convertible notes payable	112,617	86,546
Derivative liability	79,749	101,407
Total current liabilities	253,910	245,681

Long-term convertible notes	-	11,539
Total liabilities	253,910	257,220

STOCKHOLDERS' DEFICIT
Preferred stock, $.0001 par value; 20,000,000 shares authorized	-	-
Common stock, $.0001 par value; 150,000,000 shares authorized;
2,153,173 shares issued and outstanding as of August 31, 2009 and May 31, 2009	215	215
Additional paid-in capital	1,162,089	1,162,089
Accumulated deficit	(1,415,167)	(1,419,524)
Total Stockholders' Deficit	(252,863)	(257,220)
Total Liabilities and Stockholders' Deficit	$1,047	$-

See accompanying notes to the condensed consolidated financial statements.

BCM ENERGY PARTNERS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
 (Unaudited)

	For the Three Months Ended
	August 31,
	2009	2008

REVENUES	$-	$-

EXPENSES
Depreciation	-	65
General and administrative	2,769	69,995
Professional fees	-	57,601
Total expenses	2,769	127,661

NET LOSS FROM CONTINUING OPERATIONS	(2,769)	(127,661)

OTHER INCOME (EXPENSE)
Accretion of discount on convertible notes	(14,532)	(8,300)
Gain on change in fair value of conversion feature	21,658	33,422
Total other income	7,126	25,122

NET INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS	$4,357	$(102,539)

DISCONTINUED OPERATIONS
Income from discontinued operations	-	19,591
Gain on discontinued operations	-	19,591

NET INCOME (LOSS)	$4,357	$(82,948)

Basic and diluted loss per share, from continuing operations	$0.00	$(0.06)

Basic and diluted income per share, from discontinued operations	$-	$0.01

Weighted average shares outstanding - basic and diluted	2,153,173	1,738,951

NET INCOME (LOSS)	$4,357	$(82,948)
Foreign currency translation adjustment	-	35,093
COMPREHENSIVE INCOME (LOSS)	$4,357	$(47,855)

See accompanying notes to the condensed consolidated financial statements.

BCM ENERGY PARTNERS, INC.
Condensed Consolidated Statements of Changes in Stockholders’ Deficit
(Unaudited)

					Additional	Common		Other	Total
	Common Stock		Preferred Stock		Paid-in	Stock	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Subscribed	Deficit	Income (Loss)	Deficit
Balance – May 31, 2008	1,733,170	$173	19,000,000	$1,900	$1,137,743	$45,000	$(1,636,749)	$(26,581)	$(478,514)
Reverse split of common 1:20	-	-	-	-	(313)	-	-	-	(313)
Common stock issued for cash	20,496	2	-	-	44,998	(45,000)	-	-	-
Common stock issued for settlement of debt	199,507	20	-	-	41,849	-	-	-	41,869
Common stock issued pursuant to asset purchase agreement	200,000	20	(19,000,000)	(1,900)	35,980	-	-	-	34,100
Foreign currency translation adjustment	-	-	-	-	-	-	-	11,336	11,336
Gain on debt settlement	-	-	-	-	(98,168)	-	-	-	(98,168)
Net income	-	-	-	-	-	-	217,225	15,245	232,470
Balance – May 31, 2009	2,153,173	215	-	-	1,162,089	-	(1,419,524)	-	(257,220)
Net income	-	-	-	-	-	-	4,357	-	4,357
Balance – August 31, 2009	2,153,173	$215	-	$-	$1,162,089	$-	$(1,415,167)	$-	$(252,863)

See accompanying notes to the condensed consolidated financial statements.

BCM ENERGY PARTNERS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	August 31,
	2009	2008
Operating activities:
Net income (loss)	$4,357	$(82,948)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Accretion of discount on convertible notes	14,532	8,300
Depreciation of equipment	-	65
Change in fair value of conversion feature on convertible notes	(21,658)	(33,422)
Changes in operating assets and liabilities:
Inventory	-	(8,465)
Accounts payable and accrued liabilities	3,829	35,129
Bank overdraft	(13)	-
Other liabilities	-	23,934
Net cash provided by (used in) operating activities	1,047	(57,407)

Financing activities:
Proceeds from the issuance of promissory note	-	20,000
Net cash provided by financing activities	-	20,000

Effect of exchange rate changes on cash	-	34,787

Net increase (decrease) in cash	1,047	(2,620)

Cash, beginning of period	-	20,806

Cash, end of period	$1,047	$18,186

See accompanying notes to the condensed consolidated financial statements.

BCM ENERGY PARTNERS, INC.
Notes to Condensed Consolidated Financial Statements

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

On February 10, 2009, the Company entered into a purchase agreement (the “Purchase Agreement”) with Green Star Energies, Inc. ("Green Star") to acquire Green Star's interest in a number of oil and gas leases located in Beaver County, Pennsylvania. This acquisition is more fully described in Note 10 to the Company’s Condensed Consolidated Financial Statements. As of the filing date of this Report, the Company had not received title to the oil and gas leases from Green Star and considers the Purchase Agreement to be void. The Company is currently seeking to recover the consideration given to Green Star and its related parties, as they failed to deliver on the terms of the Purchase Agreement. On February 10, 2009, the Company also sold its only subsidiaries, Novori Marketing, Inc. and Novori Jewelry, Inc. The Company has no remaining interest in them.

On December 14, 2010, under a purchase agreement with BCM Energy Partners, LLC ("BCM"), the Company acquired BCM's entire interest in an oil field in Baton Rouge, Louisiana commonly known as University Field. The Company changed its name to “BCM Energy Partners, Inc.” on April 12, 2011. As used in this Report, the “Company”, “we”, “our”, or “us” refers to BCM Energy Partners, Inc.

During the period ended August 31, 2009, the Company's principal business was intended to be the acquisition and management of oil, gas and alternative energy operations. As of August 31, 2009, the Company had not produced any revenue from oil and gas operations.

The Company’s Condensed Consolidated Financial Statements included elsewhere in this Report have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the ability of the Company to acquire oil and gas properties or obtain necessary financing to continue operations, and the attainment of profitable operations. At August 31, 2009, the Company had a working capital deficit of $252,863 and had accumulated losses of $1,415,167. As noted above, as of August 31, 2009, the Company had not produced revenues from oil and gas operations. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. The Company’s Condensed Consolidated Financial Statements included elsewhere in this Report do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company's common shares are currently quoted on the OTC Pink market of OTC Markets Group, Inc. under the trading symbol “BCME.”

Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information required to be included in a complete set of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP).  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s 2009 Annual Report filed with the SEC on Form 10-K on August 16, 2011.

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

Comprehensive Loss

The Company adopted Financial Accounting Standards Board (“FASB”) Codification topic 220, Reporting Comprehensive Income, which establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Comprehensive income consists of net income and other gains and losses affecting stockholder's equity that are excluded from net income, such as unrealized gains and losses on investments available for sale, foreign currency translation gains and losses and minimum pension liability. Since inception, the Company’s other comprehensive income represents foreign currency translation adjustments. For the three months ended August 31, 2009 and August 31, 2008, the Company’s only component of comprehensive loss was a foreign currency translation adjustment of $0 and a gain of $35,093, respectively. As a part of the discontinued operations, the Company recognized a foreign currency translation adjustment of $15,245 as the Company ceased operation in Canada. As of August 31, 2009 and May 31, 2009, the Company had no components of comprehensive income.

Cash

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of August 31, 2009, the Company had a cash balance of $1,047. As of May 31, 2009, the Company had no cash. As of August 31, 2009 and May 31, 2009, the Company had no cash equivalents.

Financial Instruments and Concentrations

The fair values of financial instruments, which include cash, accounts payable, accrued liabilities, amounts due from and to related parties, convertible notes, and promissory notes, were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company’s operations were in Canada, resulting in exposure to market risks from changes in foreign currency rates. The financial risk was the risk to the Company’s operations that arose from fluctuations in foreign exchange rates and the degree of volatility of these rates. The Company did not use derivative instruments to reduce its exposure to foreign currency risk. Financial instruments that potentially subjected the Company to credit risk consisted principally of cash. Cash was deposited with a high quality financial institution.

Foreign Currency Translation

The Company's reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies were translated using the exchange rate prevailing at the balance sheet date. Translation gains (losses) were recorded in accumulated other comprehensive income (loss) as a component of stockholders' equity. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances were included in the determination of income. Foreign currency transactions were primarily undertaken in Canadian dollars. As of November 30, 2009 and November 30, 2008, the Company had not entered into derivative instruments to offset the impact of foreign currency fluctuations.

Basic and Diluted Net Income (Loss) per Share

FASB Codification topic 260, Earnings per share, requires dual presentation of basic and diluted earnings per share (EPS) with a reconciliation of the numerator and denominator of the EPS computations. Basic earnings per share amounts are based on the weighted average shares of common stock outstanding. If applicable, diluted earnings per share would assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. Diluted net income (loss) per share on the potential exercise of the equity-based financial instruments is not presented where anti-dilutive.

The table below shows the earnings per share, basic and diluted, for the three months ended August 31, 2009 and 2008:

	For the Three Months Ended	For the Three Months Ended
	August 31, 2009	August 31, 2008
Net income (loss)	$4,357	$(82,948)
Weighted average common shares outstanding	2,153,173	1,738,951
Earnings per share:
Basic and diluted loss per share, from continuing operations	$0.00	$(0.06)
Basic and diluted income per share, from discontinued operations	$-	$0.01

Income Taxes

Income taxes are provided in accordance with FASB Codification topic 740, Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss-carry forwards.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that, some portion or all of the deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

Stock-based Compensation

The Company adopted the fair value recognition provisions of FASB Codification topic 740 Stock Compensation” under which the Company records stock-based compensation expense for warrants and stock options granted to employees, directors and officers using the fair value method. Under this method, stock-based compensation is recorded over the vesting period of the warrant and option based on the fair value of the warrant and option as the grant date. The fair value of each warrant and option granted is estimated using the Black-Scholes option pricing model that takes into account on the grant date, the exercise price, expected life of the warrant and/or option, the price of the underlying security, the expected volatility, expected dividends on the underlying security, and the risk-free interest rate. Transactions in which goods or services are received from non-employees in exchange for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

Stock based compensation is recorded with a corresponding increase to additional paid-in capital. Consideration received on the exercise of warrants and options, together with the amount previously credited to additional-paid in capital, is recognized as an increase in common stock.

Recently Issued Accounting Pronouncements

On July 1, 2009, the Company adopted Accounting Standards Update (“ASU”) No. 2009-01, “Topic 105 - Generally Accepted Accounting Principles - amendments based on Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles” (“ASU No. 2009-01”). ASU No. 2009-01 re-defines authoritative GAAP for nongovernmental entities to be only comprised of the FASB Accounting Standards Codification (“ASC”) and, for SEC registrants, guidance issued by the SEC. The Codification is a reorganization and compilation of all then-existing authoritative GAAP for nongovernmental entities, except for guidance issued by the SEC. The Codification is amended to effect non-SEC changes to authoritative GAAP. Adoption of ASU No. 2009-01 only changed the referencing convention of GAAP in Notes to the consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements”. ASU No. 2010-06 requires additional disclosures about fair value measurements including transfers in and out of Levels 1 and 2 and a higher level of disaggregation for the different types of financial instruments. For the reconciliation of Level 3 fair value measurements, information about purchases, sales, issuances and settlements are presented separately. This standard is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of revised Level 3 disclosure requirements, which are effective for interim and annual reporting periods beginning after December 15, 2010. Comparative disclosures are not required in the year of adoption. We adopted the provisions of the standard on January 1, 2010, which did not have a material impact on our financial statements.

In January 2010, the FASB issued ASU No. 2010-03, "Oil and Gas Reserve Estimations and Disclosures" (ASU No. 2010-03). This update aligns the current oil and gas reserve estimation and disclosure requirements of ASC Topic 932 with the changes required by the United States Securities and Exchange Commission (SEC) final rule, "Modernization of Oil and Gas Reporting," as discussed below. ASU No. 2010-03 expands the disclosures required for equity method investments, revises the definition of oil- and gas-producing activities to include nontraditional resources in reserves unless not intended to be upgraded into synthetic oil or gas, amends the definition of proved oil and gas reserves to require 12-month average pricing in estimating reserves, amends and adds definitions in the Master Glossary that are used in estimating proved oil and gas quantities and provides guidance on geographic area with respect to disclosure of information about significant reserves. ASU No. 2010-03 must be applied prospectively as a change in accounting principle that is inseparable from a change in accounting estimate and is effective for entities with annual reporting periods ending on or after December 31, 2009. We adopted ASU No. 2010-03 effective January 1, 2011.

In May 2011, the FASB issued a new accounting standard on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. The standard is effective for interim and annual periods beginning after December 15, 2011. Early adoption is not permitted. The Company does not expect the adoption of this accounting guidance to have a material impact on its consolidated financial statements and related disclosures.

Effective for all interim and annual periods ending after September 15, 2009, the FASB’s ASC became the sole authoritative source for generally accepted accounting principles (GAAP) in the United States of America and superseded all previous Level a – d sources of U.S. GAAP.

The following discusses non-authoritative accounting standards adopted by various bodies that have been incorporated into the authoritative FASB ASC:

We have implemented all new accounting pronouncements that are in effect and that may impact its financial statements and do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our financial position or results of operations.

Note 2 – Convertible Notes and Derivative Liability

On February 10, 2009, the Company issued $180,975 of convertible notes payable to two different note holders, bearing interest at 6% per annum, requiring payment of principal and interest monthly. Any outstanding balance plus accrued interest could be converted into the Company's common stock at a 20% discount to the market at the day of conversion. The conversion features was analyzed under FASB Codification Topic 815, Derivatives and Hedging. Bifurcation of the conversion option from the host contract and accounting for it separately as a derivative may have been necessary if (a) the conversion feature was not clearly and closely related to the host contract, (b) the hybrid instrument is not accounted for at fair value, and (c) a separate instrument with the same terms as the embedded instrument would qualify as a derivative instrument. To determine if the conversion option was indexed to the Company's own stock, the Company applied the two step approach as defined by ASC 815-40. In assessing step 2, by evaluating the conversion instrument's settlement provisions, the Company concluded that, pursuant to the guidance, the number of shares into which the note was convertible was not fixed and accordingly, the Company determined that the conversion feature of the note met the criteria of an embedded derivative and therefore the conversion feature of the debt needed to be bifurcated and accounted for as a derivative. The debt did not meet the definition of “conventional convertible debt” because the number of shares which could have been issued upon the conversion of the debt was not fixed. Therefore, the conversion feature, pursuant to ASC 815-40, was accounted for as a derivative liability. Pursuant to this guidance, the Company adjusts the carrying value of the conversion feature to its fair value at each reporting date. During the three months ended August 31, 2009, the Company recognized a gain on the change in the fair value of the conversion feature of $21,658, decreasing the carrying value of the derivative liability to $79,749. For the three months ended August 31, 2009, the Company accreted interest expense of $14,532 increasing the carrying value of the notes to $112,617. During the three months ended August 31, 2008, the Company recognized a gain on the change in the fair value of the conversion feature of $33,422, decreasing the carrying value of the derivative liability to $30,983. For the three months ended August 31, 2008, the Company accreted interest expense of $8,300, increasing the carrying value of the notes to $83,898.

The Company calculated the fair value of these instruments using the Black-Scholes pricing model. The significant assumptions used in the calculation of the instruments fair value are detailed in the table below. The initial value of the derivative liability for the embedded conversion features at the date of issuance was $101,509, which was recorded in the accompanying condensed balance sheet. The value of the derivative liability for the embedded conversion features at May 31, 2009 was $101,407. The offset to this entry was recorded to debt discount which will be amortized over the life of the note using the effective interest rate method.

	For the Three Months	For the Three Months
	Ended August 31, 2009	Ended August 31, 2008
Weighted average volatility	57%	48%
Expected dividends	0%	0%
Expected term	1.4 years	1 year
Risk-free rate	0.59%	2.17%

These derivative liabilities have been measured in accordance with SFAS No. 157, "Fair Value Measurements". The valuation assumptions are classified within Level 1 inputs and Level 2 inputs.

These instruments were not issued with the intent of effectively hedging any future cash flow, the fair value of any asset, any liability or any net investment in a foreign operation. The instruments do not qualify for hedge accounting, and, as such, all future changes in the fair value will be recognized currently in earnings until such time as the instruments are paid down or converted.

On December 8, 2010, the Company issued 2,520,000 shares of common stock to settle one of these notes in the amount of $80,975.

On August 10, 2011, the Company and the second note holder agreed to settle the remaining $100,000 note for cash in the amount of $25,000.

Note 3 – Discontinued Operations

On February 10, 2009, the Company entered into an asset purchase agreement with Harold Schaffrick and Mark Neild to sell the Company’s wholly owned subsidiary, Novori Jewelry, Inc. As of that date, the Company discontinued all operations related to the former business of selling diamonds and custom jewelry over the internet.

The following are the results of operations for the three months ended August 31, 2008:

Revenue	$513,428
Cost of sales	428,428
Gross profit	85,000

Expenses
Consulting fees	65,409
Net income from discontinued operations	$19,591

Note 4 – Commitments

On August 25, 2008, the Company filed a lawsuit against Incentaclick Media Group Inc. (the “Plaintiff”) in the Supreme Court of British Columbia, Canada. The Company is claiming negligence and breach of contract due to failure to provide services as stipulated under an Agreement between the parties that had a term of 18 months commencing December 2006. Pursuant to the Agreement, the Company paid a monthly fee of $15,000 for custom website search engine optimization services. However, the Company claims that such services were never provided. Beginning December 2007 and for the remaining term of the contract, the monthly fee was reduced to $7,500. On July 28, 2008, the Company received a demand letter for payment of the remaining $67,500 outstanding under the Agreement. The Company proposed a settlement which was rejected, and the Plaintiff countersued for breach of contract, claiming damages of $67,500. On September 19, 2008, the parties settled and the Company agreed to pay $55,000 payable in 16 monthly payments of $3,437 commencing September 30, 2008. As of August 31, 2009, the Company has not made any settlement payments to the Plaintiff.  The entire $55,000 liability is recorded in accounts payable as of August 31, 2009.

Note 5 – Contingent Liabilities

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

Note 6 – Preferred Stock

On June 12, 2007, the Board of Directors of the Company adopted a Certificate of Designation for Series A Convertible Preferred Stock (“Series A Preferred”). The shares of Series A Preferred were convertible into common stock on a one for one basis at any time after June 12, 2009.

On June 12, 2007, the Company entered into shareholder agreements with the President and Chief Financial Officer of the Company pursuant to which each converted 475,000 shares of common stock into 9,500,000 shares of Series A Preferred on a one for one basis. No other consideration was paid in accordance with these transactions.

On February 10, 2009, the Company entered into an assignment and debt assumption agreement with Novori Jewelry, Inc., to transfer certain of the Company's assets to Novori Jewelry, Inc. The sale included the Company's wholly owned Canadian subsidiary, Novori Marketing, Inc., and all of its respective assets in exchange for cancellation of the 19,000,000 shares of Series A Preferred held by Harold Schaffrick and Mark Neild.

Note 7 – Common Stock

On August 5, 2008, the Company issued 20,496 shares of common stock in connection with the remaining $45,000 advance, which was recorded as common stock subscribed, that the Company received on May 20, 2008, pursuant to a prior equity distribution agreement with a lender.

On December 5, 2008, the Company effected a 1:20 reverse stock split of its authorized, issued and outstanding common stock. The authorized share capital was also increased from 100,000,000 shares of common stock to 150,000,000 shares of common stock with no change in par value. All share amounts have been retroactively adjusted for all periods presented. The Company recorded ($313) to additional paid in capital related to this reverse stock split during the year ended May 31, 2009.

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

On February 10, 2009, the Company issued 200,000 shares of its common stock in settlement of $36,000 of debt associated with an assignment and debt assumption agreement with Novori Jewelry, Inc., to transfer certain of the Company's assets to Novori Jewelry, Inc. The sale included the Company's wholly owned Canadian subsidiary, Novori Marketing, Inc., and all of its assets in exchange for cancellation of the 19,000,000 shares of Series A Preferred held by Harold Schaffrick and Mark Neild.

Note 8 – Income Taxes

Income taxes are provided in accordance with FASB Codification topic 740, Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss-carry forwards. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that, some portion or all of the deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment. As of August 31, 2009, Company had a net operating loss carryforward of approximately $1,067,000 available to offset taxable income in future years, which commence expiring in fiscal 2013. Pursuant to ASC 740, the potential benefit of the net operating loss carryforward has not been recognized in the condensed consolidated financial statements because the Company could not be assured that it is more likely than not that such benefit will be utilized in future years.

Note 9 – Purchase of Oil and Gas Properties

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

Note 10 – Subsequent Events

On October 15, 2009, the Company incorporated a wholly-owned subsidiary, Aeon Energy, LLC, in the State of Washington.

On December 8, 2010, the Company issued 2,520,000 shares of common stock, valued at $80,975, as settlement of an outstanding convertible note.

On December 25, 2010, the Company incorporated a wholly-owned subsidiary, BCM Energy Louisiana, LLC, in the State of Louisiana.

On December 14, 2010, the Company entered into a purchase agreement with BCM Energy Partners, LLC to acquire its interest in an oil lease. The Company issued to BCM Energy Partners, LLC, 4,800,000 shares of preferred stock with a 20 for 1 conversion feature related to this agreement.

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

On March 29, 2011, the Company issued 403,225 shares of common stock, valued at $250,000, to Kodiak Capital Group LLC related to a financing facility.

On April 12, 2011, the Company changed its name to “BCM Energy Partners, Inc.” and began trading under the symbol BCME on the OTC Pink Market of OTC Markets Group, Inc.

On April 13, 2011, the Company issued 165,000 shares of common stock, valued at $5,000, to a consultant for services.

On May 25, 2011, the Company issued 705,000 shares of common stock, valued at $42,300, to certain employees, executives and directors of the Company.

On May 30, 2011, BCM Energy Partners, LLC converted its 4,800,000 shares of preferred stock into 96,000,000 shares of common stock.

On May 31, 2011, the Company incorporated a wholly-owned subsidiary, BCM Energy Texas, LLC, in the State of Texas.

On August 10, 2011, the Company and a convertible note holder agreed to settle a $100,000 note for cash in the amount of $25,000.

On August 10, 2011, the Company incorporated a wholly-owned subsidiary, BCM Energy EOR, LLC, in the State of Delaware.

On August 15, 2011, the Company held a Special Meeting of Stockholders to approve the adoption of the Company’s Restated Certificate of Incorporation to effect a fifty to one reverse stock split. The proposal was approved by a major of the stockholders of the Company and will be effective on August 16, 2011.

On August 17, 2011, the Company’s wholly-owned subsidiary, BCM Energy Texas, LLC (“BCM Energy Texas”), entered into a Purchase Agreement with Drum Oil & Gas, Inc. (“Drum O&G”) to acquire 90% of Drum O&G’s 18 net revenue interests in oil and gas wells located in Liberty County, Texas in exchange for $967,742 in cash, subject to ordinary adjustments. Drum O&G also granted to BCM Energy Texas a one-year option to acquire 90% of Drum O&G’s 17 net revenue interests in oil and gas wells located in Liberty County, Texas. In addition, BCM Texas also entered into a Purchase Agreement with Drum Equipment, Inc. to acquire 90% of Drum Equipment’s 27 net revenue interests in oil and gas wells also located in Liberty County, Texas in exchange for $1,617,512 in cash, subject to ordinary adjustments. Drum Equipment also granted to BCM Energy Texas a one-year option to acquire 90% of Drum O&G’s 19 net revenue interests in oil and gas wells located in Liberty County, Texas.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements – Safe Harbor

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 regarding future events and the future results of BCM Energy Partners, Inc. f/k/a Aeon Holdings, Inc. that are based on current expectations, estimates, forecasts, and projections as well as the beliefs and assumptions of BCM Energy Partners, Inc. f/k/a Aeon Holdings, Inc.’s management.  Words such as “outlook,” “believes,” “expects,” “appears,” “may,” “will,” “should,” “anticipates” or the negative or correlations thereof or comparable terminology are intended to identify such forward-looking statements.  These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict.  Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.  You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report.  We undertake no obligation to revise or update publicly any forward-looking statements.

Overview

The following is a discussion of the financial condition of the Company as of August 31, 2009, and results of operations of the Company as of and for the period ended August 31, 2009.  This discussion should be read in conjunction with the Financial Statements of the Company and the related notes included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on August 16, 2011.

Description of the Company

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

On February 10, 2009, the Company entered into a purchase agreement (the “Purchase Agreement”) with Green Star Energies, Inc. ("Green Star") to acquire Green Star's interest in a number of oil and gas leases located in Beaver County, Pennsylvania. This acquisition is more fully described in Note 10 to the Company’s Condensed Consolidated Financial Statements included elsewhere in this Report. As of the date of this Report, the Company had not received title to the oil and gas leases from Green Star and considers the Purchase Agreement to be void. The Company is currently seeking to recover the consideration given to Green Star and its related parties, as they failed to deliver on the terms of the Purchase Agreement. On February 10, 2009, the Company also sold its only subsidiaries, Novori Marketing, Inc. and Novori Jewelry, Inc. The Company has no remaining interest in them.

On December 14, 2010, under a purchase agreement with BCM Energy Partners, LLC ("BCM"), the Company acquired BCM's entire interest in an oil field in Baton Rouge, Louisiana commonly known as University Field. The Company changed its name to “BCM Energy Partners, Inc.” on April 12, 2011. As used in this Report, the “Company”, “we”, “our”, or “us” refers to BCM Energy Partners, Inc.

During its fiscal three months ended August 31, 2009, the Company's principal business was intended to be the acquisition and management of oil, gas and alternative energy operations. As of August 31, 2009, the Company had not produced any revenue from oil and gas operations.

The Company’s Condensed Consolidated Financial Statements included elsewhere in this Report have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the ability of the Company to acquire oil and gas properties or obtain necessary financing to continue operations, and the attainment of profitable operations. At August 31, 2009, the Company had a working capital deficit of $252,863 and had accumulated losses of $1,415,167. As noted above, as of August 31, 2009, the Company had not produced revenues from oil and gas operations. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. The Company’s Condensed Financial Statements included elsewhere in this Report do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company's common shares are currently quoted on the OTC Pink market of OTC Markets Group, Inc. under the trading symbol “BCME.”

Critical Accounting Policies, Judgments and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with Generally Accepted Accounting Principles (“GAAP”). The preparation of these consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimate that are reasonably likely to occur, could materially impact the consolidated financial statements. We believe that the following critical accounting policies reflect the more significant estimates and assumptions used in the preparation of the consolidated financial statements.

Results of Operations

Discontinued Operations

On February 10, 2009, the Company sold its subsidiaries, Novori Marketing, Inc., and Novori Jewelry, Inc. The Company has no remaining interest in them. These subsidiaries had been the Company’s primary business since inception. On February 10, 2009, the Company entered into a Purchase Agreement with Green Star Energies, Inc. to acquire an oil and gas lease. The Purchase Agreement was not consummated and the transaction is considered void.

For the three months ended August 31, 2008, the Company recorded income from discontinued operations of $19,591.

Comparison of the Three Months Ended August 31, 2009 to the Three Months Ended August 31, 2008

Revenues

The Company did not produce any revenue for the three months ended August 31, 2009. After accounting for discontinued operations, the Company did not produce any revenue for the three months ended August 31, 2008.

The Company did not have any cost of sales for the three months ended August 31, 2009. After accounting for discontinued operations, the Company did not have any cost of sales for the three months ended August 31, 2008.

Operating Expenses

Our total operating expenses for the three months ended August 31, 2009 decreased $124,892 or approximately 99% to $2,769 from $127,661 for the three months ended August 31, 2008. This decrease is attributable to the discontinuation of operations.

Our total operating expenses for the three months ended August 31, 2009 of $2,769 consisted of interest expense on convertible notes of $2,715 and bank fees of $54.

After accounting for discontinued operations, our total operating expenses for the three months ended August 31, 2008 of $127,661 consisted of $65 in depreciation and amortization expense, $69,995 in general and administrative expenses, and $57,601 in professional fees. General and administrative expenses consisted primarily of bank charges, travel, meals and entertainment, promotional activities, rent, office maintenance, communication expenses (cellular, internet, fax, and telephone), courier, postage costs and office supplies. Professional fees consisted primarily of legal and accounting fees.

Net Income (Loss)

We had net income of $4,357 for the three months ended August 31, 2009. This income is primarily attributable to a gain on change in fair value of conversion feature on convertible notes of $21,658, offset by the accretion of discount on convertible notes of $14,532 and the general and administrative expense of $2,769.

After accounting for discontinued operations, the Company had a net loss of $82,948 for the three months ended August 31, 2008. This loss consisted of expenses of $127,661, accretion of discount on convertible notes of $8,300, offset by a gain on change in fair value of conversion feature on convertible notes of $33,422 and income from discontinued operations of $19,591.

Liquidity and Capital Resources

As of August 31, 2009, we had a working capital deficit of $252,863 consisting of $1,047 in cash and liabilities of $253,910. As of August 31, 2009, we had $1,047 in cash. Our accumulated deficit of $1,415,167 as of August 31, 2009 was mainly funded by a combination of prior debt and equity financing by way of private placements of our common stock.

Net cash provided by operations was $1,047 for the three months ended August 31, 2009 compared to net cash used in operating activities of $57,407 for the three months ended August 31, 2008. For the three months ended August 31, 2009, net cash provided by operations consisted primarily of income of $4,357 offset by non-cash expenses of $14,532 related to the accretion of discount on convertible notes and a decrease in fair value of conversion feature of $21,658. Additionally, changes in operating assets and liabilities impacted the net cash provided by operating activities. These changes included an increase in accounts payable and accrued liabilities of $3,829 and a decrease in bank overdraft of $13. For the three months ended August 31, 2008, net cash used in operating activities consisted primarily of a net loss of $82,948, offset by non-cash expenses of $8,300 related to the accretion of discount on convertible notes, depreciation of equipment of $65, and a gain on change in fair value of conversion feature of $33,422. Additionally, changes in operating assets and liabilities impacted the net cash provided by operating activities. These changes included an increase in inventory of $8,465, an increase in accounts payable and accrued liabilities of $35,129, and an increase in other liabilities of $23,934.

There was no net cash provided by or used in financing activities in the three months ended August 31, 2009. Net cash provided by financing activities in the three months ended August 31, 2008 of $20,000 was attributable to proceeds from the issuance of a promissory note.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of the period covered by this Report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of August 31, 2009.

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

Under the supervision and with the participation of management, including its principal executive officer and principal financial officer, the Company’s management assessed the design and operating effectiveness of internal control over financial reporting as of August 31, 2009 based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, management concluded that the Company’s internal control over financial reporting was not effective as of August 31, 2009.

In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses at August 31, 2009:

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

•
The Company failed to design sufficient controls to mitigate risks within the financial reporting, expenditures,   equity, and treasury functions. In addition, insufficient corporate governance and general computer controls were designed and operating effectively to provide overriding risk mitigation at the entity level.

This Quarterly Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Quarterly Report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended August 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

As of August 31, 2009, other than the proceedings described below, we knew of no material pending legal proceedings to which the Company was a party or of which its property was the subject.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended May 31, 2009 as filed with the Securities and Exchange Commission on August 16, 2011, which could materially affect our business, financial condition, or financial results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Subsequent Events

On October 15, 2009, the Company incorporated a wholly-owned subsidiary, Aeon Energy, LLC, in the State of Washington.

On December 8, 2010, the Company issued 2,520,000 shares of common stock, valued at $80,975, as settlement of an outstanding convertible note.

On December 25, 2010, the Company incorporated a wholly-owned subsidiary, BCM Energy Louisiana, LLC, in the State of Louisiana.

On December 14, 2010, the Company entered into a purchase agreement with BCM Energy Partners, LLC to acquire its interest in an oil lease. The Company issued to BCM Energy Partners, LLC, 4,800,000 shares of preferred stock with a 20 for 1 conversion feature related to this agreement.

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

On March 29, 2011, the Company issued 403,225 shares of common stock, valued at $250,000, to Kodiak Capital Group LLC related to a financing facility.

On April 12, 2011, the Company changed its name to “BCM Energy Partners, Inc.” and began trading under the symbol BCME on the OTC Pink Market of OTC Markets Group, Inc.

On April 13, 2011, the Company issued 165,000 shares of common stock, valued at $5,000, to a consultant for services.

On May 25, 2011, the Company issued 705,000 shares of common stock, valued at $42,300, to certain employees, executives and directors of the Company.

On May 30, 2011, BCM Energy Partners, LLC converted its 4,800,000 shares of preferred stock into 96,000,000 shares of common stock.

On May 31, 2011, the Company incorporated a wholly-owned subsidiary, BCM Energy Texas, LLC, in the State of Texas.

On August 10, 2011, the Company and a convertible note holder agreed to settle a $100,000 note for cash in the amount of $25,000.

On August 10, 2011, the Company incorporated a wholly-owned subsidiary, BCM Energy EOR, LLC, in the State of Delaware.

On August 15, 2011, the Company held a Special Meeting of Stockholders to approve the adoption of the Company’s Restated Certificate of Incorporation to effect a fifty to one reverse stock split. The proposal was approved by a major of the stockholders of the Company and will be effective on August 16, 2011.

On August 17, 2011, the Company’s wholly-owned subsidiary, BCM Energy Texas, LLC (“BCM Energy Texas”), entered into a Purchase Agreement with Drum Oil & Gas, Inc. (“Drum O&G”) to acquire 90% of Drum O&G’s 18 net revenue interests in oil and gas wells located in Liberty County, Texas in exchange for $967,742 in cash, subject to ordinary adjustments. Drum O&G also granted to BCM Energy Texas a one-year option to acquire 90% of Drum O&G’s 17 net revenue interests in oil and gas wells located in Liberty County, Texas. In addition, BCM Texas also entered into a Purchase Agreement with Drum Equipment, Inc. to acquire 90% of Drum Equipment’s 27 net revenue interests in oil and gas wells also located in Liberty County, Texas in exchange for $1,617,512 in cash, subject to ordinary adjustments. Drum Equipment also granted to BCM Energy Texas a one-year option to acquire 90% of Drum O&G’s 19 net revenue interests in oil and gas wells located in Liberty County, Texas.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  (Removed and Reserved)

Item 5.  Other Information

None.

Item 6.  Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BCM ENERGY PARTNERS, INC.
(Registrant)

August 25, 2011	By	/s/ Raymond G. Bailey
Raymond G. Bailey
Chief Executive Officer

August 25, 2011	By	/s/ Charles B. Mathews
Charles B. Mathews
Chief Financial Officer

Exhibit Index

The following exhibits are filed herewith or incorporated herein pursuant to Regulation S-K, Item 601:

Exhibit

31.1*	Certifications Pursuant to 18 U.S.C. Section 1350-Section 302, signed by Raymond G. Bailey, Chief Executive Officer.

31.2*	Certifications Pursuant to 18 U.S.C. Section 1350-Section 302, signed by Charles B. Mathews, Chief Financial Officer.

32*	Certification Pursuant to 18 U.S.C. Section 1350-Section 906, signed by Raymond G. Bailey, Chief Executive Officer and Charles B. Mathews, Chief Financial Officer.

* Filed herewith.