Form 10-Q
period 2009-11-30
BCM Energy Partners Inc.
filed 2011-08-26
CIK 1343257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2009

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

BCM ENERGY PARTNERS, INC.
INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets as of November 30, 2009 (Unaudited) and May 31, 2009	3

	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Six Months Ended November 30, 2009 and November 30, 2008 (Unaudited)	4

	Condensed Consolidated Statements of Changes in Stockholders’ Deficit for the Six Months Ended November 30, 2009 (Unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended November 30, 2009 and November 30, 2008 (Unaudited)	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3	Quantitative and Qualitative Disclosures about Market Risk	17

Item 4	Controls and Procedures	18

PART II. OTHER INFORMATION

Item 1	Legal Proceedings	19

Item 1A	Risk Factors	20

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3	Defaults upon Senior Securities	21

Item 4	(Removed and Reserved)	21

Item 5	Other Information	21

Item 6	Exhibits	21

Signatures		22

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BCM ENERGY PARTNERS, INC.
Condensed Consolidated Balance Sheets

	November 30,	May 31,
	2009	2009
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash	$-	$-
Total current assets	-	-

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES:
Bank overdraft	$58	$13
Accounts payable	55,000	55,000
Accrued liabilities	8,145	2,715
Convertible notes payable	127,861	86,546
Derivative liability	69,692	101,407
Total current liabilities	260,756	245,681

Long-term convertible notes	-	11,539
Total liabilities	260,756	257,220

STOCKHOLDERS' DEFICIT
Preferred stock, $.0001 par value; 20,000,000 shares authorized	-	-
Common stock, $.0001 par value; 150,000,000 shares authorized;
2,153,173 shares issued and outstanding as of November 30, 2009
and May 31, 2009.	215	215
Additional paid-in capital	1,162,089	1,162,089
Accumulated deficit	(1,423,060)	(1,419,524)
Total Stockholders' Deficit	(260,756)	(257,220)
Total Liabilities and Stockholders' Deficit	$-	$-

See accompanying notes to the condensed consolidated financial statements.

BCM ENERGY PARTNERS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	November 30,		November 30,
	2009	2008	2009	2008

REVENUES	$-	$-	$-	$-

EXPENSES
Depreciation	-	149	-	214
General and administrative	2,706	25,601	5,475	95,596
Professional fees	-	66,143	-	123,744
Total expenses	2,706	91,893	5,475	219,554

NET LOSS FROM CONTINUING OPERATIONS	(2,706)	(91,893)	(5,475)	(219,554)

OTHER INCOME (EXPENSE)
Accretion of discount on convertible note	(15,244)	(9,110)	(29,776)	(17,410)
Gain (loss) on change in fair value of conversion feature	10,057	(179,191)	31,715	(145,769)
Loss on settlement of lawsuit	-	(6,500)	-	(6,500)
Total other expense	(5,187)	(194,801)	1,939	(169,679)

NET LOSS BEFORE DISCONTINUED OPERATIONS	(7,893)	(286,694)	(3,536)	(389,233)

DISCONTINUED OPERATIONS
Income from discontinued operations	-	99,971	-	119,562
Gain on discontinued operations	-	99,971	-	119,562

NET LOSS	$(7,893)	$(186,723)	$(3,536)	$(269,671)

Basic and diluted loss per share, from continuing operations	$(0.00)	$(0.16)	$(0.00)	$(0.22)

Basic and diluted income per share, from discontinued operations	$-	$0.06	$-	$0.07

Weighted average shares outstanding - basic and diluted	2,153,173	1,753,600	2,153,173	1,746,200

NET LOSS	$(7,893)	$(186,723)	$(3,536)	$(269,671)
Foreign currency translation adjustment	-	(12,002)	-	23,091
COMPREHENSIVE LOSS	$(7,893)	$(198,725)	$(3,536)	$(246,580)

See accompanying notes to the condensed consolidated financial statements.

BCM ENERGY PARTNERS, INC.
Condensed Consolidated Statements of Changes in Stockholders’ Deficit
(Unaudited)

									Total
					Additional	Common		Other	Stockholders'
	Common Stock		Preferred Stock		Paid-in	Stock	Accumulated	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Capital	Subscribed	Deficit	Deficit	(Deficit)

Balance – May 31, 2008	1,733,170	$173	19,000,000	$1,900	$1,137,743	$45,000	$(1,636,749)	$(26,581)	$(478,514)
Reverse split of common 1:20	-	-	-	-	(313)	-	-	-	(313)
Common stock issued for cash	20,496	2	-	-	44,998	(45,000)	-	-	-
Common stock issued for settlement of debt	199,507	20	-	-	41,849	-	-	-	41,869
Common stock issued pursuant to asset purchase agreement	200,000	20	(19,000,000)	(1,900)	35,980	-	-	-	34,100
Foreign currency translation adjustment	-	-	-	-	-	-	-	11,336	11,336
Gain on debt settlement	-	-	-	-	(98,168)	-	-	-	(98,168)
Net income	-	-	-	-	-	-	217,225	15,245	232,470
Balance – May 31, 2009	2,153,173	215	-	-	1,162,089	-	(1,419,524)	-	(257,220)
Net loss	-	-	-	-	-	-	(3,536)	-	(3,536)
Balance – November 30, 2009	2,153,173	$215	-	$-	$1,162,089	$-	$(1,423,060)	$-	$(260,756)

See accompanying notes to the condensed consolidated financial statements.

BCM ENERGY PARTNERS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	November 30,
	2009	2008
Operating activities:
Net loss	$(3,536)	$(269,671)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on convertible notes	29,776	17,410
Amortization	-	214
Change in fair value of conversion feature on convertible notes	(31,715)	145,769
Changes in operating assets and liabilities:
Inventory	-	(21,696)
Accounts payable and accrued liabilities	5,430	56,517
Bank overdraft	45	-
Other liabilities	-	38,792
Net cash used in operating activities	-	(32,665)

Financing activities:
Proceeds from the issuance of promissory note	-	20,000
Net cash provided by financing activities	-	20,000

Effect of exchange rate changes on cash	-	22,142

Net increase in cash	-	9,477

Cash, beginning of period	-	20,806

Cash, end of period	$-	$30,283

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

During the period ended November 30, 2009, the Company's principal business was intended to be the acquisition and management of oil, gas and alternative energy operations. As of November 30, 2009, the Company had not produced any revenue from oil and gas operations.

The Company’s Condensed Consolidated Financial Statements included elsewhere in this Report have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the ability of the Company to acquire oil and gas properties or obtain necessary financing to continue operations, and the attainment of profitable operations. At November 30, 2009, the Company had a working capital deficit of $260,756 and had accumulated losses of $1,423,060. As noted above, as of November 30, 2009, the Company had not produced revenues from oil and gas operations. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. The Company’s Condensed Consolidated Financial Statements included elsewhere in this Report do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Comprehensive Loss

The Company adopted Financial Accounting Standards Board (“FASB”) Codification topic 220, Reporting Comprehensive Income, which establishes standards for the reporting and display of comprehensive income and its components in the consolidated financial statements. Comprehensive loss consists of net income and other gains and losses affecting stockholder's equity that are excluded from net income, such as unrealized gains and losses on investments available for sale, foreign currency translation gains and losses and minimum pension liability. Since inception, the Company’s other comprehensive loss represents foreign currency translation adjustments. For the three months ended November 30, 2009 and November 30, 2008, the Company’s only component of comprehensive loss was a foreign currency translation adjustment of $0 and a loss of $12,002, respectively. For the six months ended November 30, 2009 and November 30, 2008, the Company’s only component of comprehensive loss was a foreign currency translation adjustment of $0 and a loss of $23,091, respectively. As a part of the discontinued operations, the Company recognized a foreign currency translation adjustment of $15,245 as the Company ceased operations in Canada. As of November 30, 2009 and May 31, 2009, the Company had no components of comprehensive income.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of November 30, 2009 and May 31, 2009, the Company had no cash. As of November 30, 2009 and May 31, 2009, the Company had no cash equivalents..

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

Foreign Currency Translation

The Company's reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies were translated using the exchange rate prevailing at the balance sheet date. Translation gains (losses) were recorded in accumulated other comprehensive income (loss) as a component of stockholders' deficit. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances were included in the determination of income (loss). Foreign currency transactions were primarily undertaken in Canadian dollars. As of November 30, 2009 and November 30, 2008, the Company had not entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

The table below shows the earnings per share, basic and diluted, for the three and six months ended November 30, 2009 and 2008:

	For the Three Months Ended		For the Six Months Ended
	November 30,		November 30,
	2009	2008	2009	2008
Net loss	$(7,893)	$(186,723)	$(3,536)	$(269,671)
Weighted average common shares outstanding	2,153,173	1,753,600	2,153,173	1,746,200
Earnings (loss) per share:
Basic and diluted loss per share, from continuing operations	$(0.00)	$(0.16)	$(0.00)	$(0.22)
Basic and diluted income per share, from discontinued operations	$-	$0.06	$-	$0.07

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

Note 2 – Convertible Notes and Derivative Liability

On February 10, 2009, the Company issued $180,975 of convertible notes payable to two different note holders, bearing interest at 6% per annum, requiring payment of principal and interest monthly. Any outstanding balance plus accrued interest could be converted into the Company's common stock at a 20% discount to the market at the day of conversion. The conversion features was analyzed under FASB Codification Topic 815, Derivatives and Hedging. Bifurcation of the conversion option from the host contract and accounting for it separately as a derivative may have been necessary if (a) the conversion feature was not clearly and closely related to the host contract, (b) the hybrid instrument is not accounted for at fair value, and (c) a separate instrument with the same terms as the embedded instrument would qualify as a derivative instrument. To determine if the conversion option was indexed to the Company's own stock, the Company applied the two step approach as defined by ASC 815-40. In assessing step 2, by evaluating the conversion instrument's settlement provisions, the Company concluded that, pursuant to the guidance, the number of shares into which the note was convertible was not fixed and accordingly, the Company determined that the conversion feature of the note met the criteria of an embedded derivative and therefore the conversion feature of the debt needed to be bifurcated and accounted for as a derivative. The debt did not meet the definition of “conventional convertible debt” because the number of shares which could have been issued upon the conversion of the debt was not fixed. Therefore, the conversion feature, pursuant to ASC 815-40, was accounted for as a derivative liability. Pursuant to this guidance, the Company adjusts the carrying value of the conversion feature to its fair value at each reporting date. During the three and six months ended November 30, 2009, the Company recognized a gain on the change in the fair value of the conversion feature of $10,057 and $31,715, respectively, decreasing the carrying value of the derivative liability to $100,919 as of November 30, 2009. For the three and six months ended November 30, 2009, the Company accreted interest expense of $15,244 and $29,776, respectively, increasing the carrying value of the notes to $127,861. During the three and six months ended November 20, 2008, the Company recognized a loss on the change in the fair value of the conversion feature of $179,191 and $145,769, respectively, increasing the carrying value of the derivative liability to $210,174 as of November 30, 2008. For the three and six months ended November 30, 2008, the Company accreted interest expense of $9,110 and $17,410, respectively, increasing the carrying value of the notes to $93,008.

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

	For the Six Months Ended	For the Six Months Ended
	November 30, 2009	November 30, 2008
Weighted average volatility	45%	173%
Expected dividends	0%	0%
Expected term	1.4 years	1 year
Risk-free rate	0.27%	0.90%

These derivative liabilities have been measured in accordance with FASB Codification topic 820, Fair Value Measurements. The valuation assumptions are classified within Level 1 inputs and Level 2 inputs.

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

The following are the results of operations for the three and six months ended November 30, 2008:

	For the Three Months Ended	For the Six Months Ended
	November 30, 2008	November 30, 2008
Revenue	$571,331	$1,084,759
Cost of sales	421,007	849,435
Gross profit	150,324	235,324

Expenses
Consulting fees	50,353	115,762
Net income from discontinued operations	$99,971	$119,562

Note 4 – Commitments

On August 25, 2008, the Company filed a lawsuit against Incentaclick Media Group Inc. (the “Plaintiff”) in the Supreme Court of British Columbia, Canada. The Company is claiming negligence and breach of contract due to failure to provide services as stipulated under an Agreement between the parties that had a term of 18 months commencing December 2006. Pursuant to the Agreement, the Company paid a monthly fee of $15,000 for custom website search engine optimization services. However, the Company claims that such services were never provided. Beginning December 2007 and for the remaining term of the contract, the monthly fee was reduced to $7,500. On July 28, 2008, the Company received a demand letter for payment of the remaining $67,500 outstanding under the Agreement. The Company proposed a settlement which was rejected, and the Plaintiff countersued for breach of contract, claiming damages of $67,500. On September 19, 2008, the parties settled and the Company agreed to pay $55,000 payable in 16 monthly payments of $3,437 commencing September 30, 2008. As of November 30, 2009, the Company has not made any settlement payments to the Plaintiff.  The entire $55,000 liability is recorded in accounts payable as of November 30, 2009.

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

Note 8 – Income Taxes

Income taxes are provided in accordance with FASB Codification topic 740, Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss-carry forwards. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that, some portion or all of the deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment. As of November 30, 2009, Company had a net operating loss carryforward of approximately $1,067,000 available to offset taxable income in future years, which commence expiring in fiscal 2013. Pursuant to ASC 740, the potential benefit of the net operating loss carryforward has not been recognized in the consolidated financial statements because the Company could not be assured that it is more likely than not that such benefit will be utilized in future years

Note 9 – Purchase of Oil and Gas Properties

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

Forward-Looking Disclosure

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

Overview

The following is a discussion of the financial condition of the Company as of November 30, 2009, and results of operations of the Company as of and for the period ended November 30, 2009.  This discussion should be read in conjunction with the Financial Statements of the Company and the related notes included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on August 16, 2011.

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

During the period ended November 30, 2009, the Company's principal business was intended to be the acquisition and management of oil, gas and alternative energy operations. As of November 30, 2009, the Company had not produced any revenue from oil and gas operations.

The Company’s Condensed Consolidated Financial Statements included elsewhere in this Report have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the ability of the Company to acquire oil and gas properties or obtain necessary financing to continue operations, and the attainment of profitable operations. At November 30, 2009, the Company had a working capital deficit of $260,756 and had accumulated losses of $1,423,060. As noted above, as of November 30, 2009, the Company had not produced revenues from oil and gas operations. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. The Company’s Condensed Financial Statements included elsewhere in this Report do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

For the three and six months ended November 30, 2008, the Company recorded income from discontinued operations of $99,971 and $119,562, respectively.

Comparison of the Three Months Ended November 30, 2009 to the Three Months Ended November 30, 2008

Revenues

The Company did not produce any revenue for the three months ended November 30, 2009. After accounting for discontinued operations, the Company did not produce any revenue for the three months ended November 30, 2008.

The Company did not have any cost of sales for the three months ended November 30, 2009. After accounting for discontinued operations, the Company did not have any cost of sales for the three months ended November 30, 2008.

Operating Expenses

Our total operating expenses for the three months ended November 30, 2009 decreased $89,187 or approximately 97% to $2,706 from $91,893 for the three months ended November 30, 2008. This decrease is attributable to the discontinuation of operations.

Our total operating expenses for the three months ended November 30, 2009 of $2,706 consisted of interest expense on convertible notes of $2,715 and bank fee credits of $9.

Our total operating expenses for the three months ended November 30, 2008 of $91,893 consisted of $149 in depreciation and amortization expense, $25,601 in general and administrative expenses, and $66,143 in professional fees. General and administrative expenses for consisted primarily of bank charges, travel, meals and entertainment, promotional activities, rent, office maintenance, communication expenses (cellular, internet, fax, and telephone), courier, postage costs and office supplies. Professional fees consisted primarily of legal and accounting fees.

Net Loss

We had a net loss of $7,893 for the three months ended November 30, 2009. This loss is primarily attributable to the accretion of discount on convertible notes of $15,244 and the general and administrative expense of $2,706, offset by a gain on change in fair value of conversion feature of $10,057.

After accounting for discontinued operations, the Company had a net loss of $186,723 for the three months ended November 30, 2008. This loss consisted of expenses of $91,893, accretion of discount on convertible notes of $9,110, a loss on change in fair value of conversion feature of $179,191, and a loss on settlement of lawsuit of $6,500 offset by income from discontinued operations of $99,971.

Comparison of the Six Months Ended November 30, 2009 to the Six Months Ended November 30, 2008

Revenues

The Company did not produce any revenue for the three months ended November 30, 2009. After accounting for discontinued operations, the Company did not produce any revenue for the three months ended November 30, 2008.

The Company did not have any cost of sales for the three months ended November 30, 2009. After accounting for discontinued operations, the Company did not have any cost of sales for the three months ended November 30, 2008.

Operating Expenses

Our total operating expenses for the six months ended November 30, 2009 decreased $214,079 or approximately 98% to $5,475 from $219,554 for the six months ended November 30, 2008. This decrease is attributable to the discontinuation of operations.

Our total operating expenses for the six months ended November 30, 2009 of $5,475 consisted of interest expense on convertible notes of $5,430 and bank fees of $45.

Our total operating expenses for the six months ended November 30, 2008 of $219,554 consisted of $214 in depreciation and amortization expense, $95,596 in general and administrative expenses, and $123,744 in professional fees. General and administrative expenses for consisted primarily of bank charges, travel, meals and entertainment, promotional activities, rent, office maintenance, communication expenses (cellular, internet, fax, and telephone), courier, postage costs and office supplies. Professional fees consisted primarily of legal and accounting fees.

Net Loss

We had a net loss of $3,536 for the six months ended November 30, 2009. This loss is primarily attributable to the accretion of discount on convertible notes of $29,776 and the general and administrative expense of $5,475 offset by the gain on change in fair value of conversion feature of $31,715.

After accounting for discontinued operations, the Company had a net loss of $269,671 for the six months ended November 30, 2008. This loss consisted of total operating expenses of $219,554, accretion of discount on convertible notes of $17,410, a loss on change in fair value of conversion feature of $145,769, and a loss on settlement of lawsuit of $6,500 offset by income from discontinued operations of $119,562.

Liquidity and Capital Resources

As of November 30, 2009, we had a working capital deficit of $260,756 consisting of liabilities of $260,756. As of November 30, 2009, we had no cash. Our accumulated deficit of $1,423,060 as of November 30, 2009 was mainly funded by a combination of prior debt and equity financing by way of private placements of our common stock.

There was no net cash provided by or used in operations for the six months ended November 30, 2009 compared to net cash used in operating activities of $32,665 for the six months ended November 30, 2008. For the six months ended November 30, 2009, net cash provided by or used in operations consisted primarily of a net loss of $3,536, offset by non-cash expenses of $29,776 related to the accretion of discount on convertible notes and a gain on change in fair value of conversion feature of $31,715. Additionally, changes in operating assets and liabilities impacted the net cash provided by operating activities. These changes included an increase in accounts payable and accrued liabilities of $5,430 and a increase in bank overdraft of $45. For the six months ended November 30, 2008, net cash used in operating activities consisted primarily of a net loss of $269,671, offset by non-cash expenses of $17410 related to the accretion of discount on convertible notes, amortization of $214, and a gain on change in fair value of conversion feature of $145,769. Additionally, changes in operating assets and liabilities impacted the net cash provided by operating activities. These changes included an increase in inventory of $21,696, an increase in accounts payable and accrued liabilities of $56,517, and an increase in other liabilities of $38,792.

There was no net cash provided by or used in financing activities in the six months ended November 30, 2009. Net cash provided by financing activities in the six months ended November 30, 2008 of $20,000 was attributable to proceeds from the issuance of a promissory note.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of the period covered by this Report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of November 30, 2009.

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

Under the supervision and with the participation of management, including its principal executive officer and principal financial officer, the Company’s management assessed the design and operating effectiveness of internal control over financial reporting as of November 30, 2009 based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, management concluded that the Company’s internal control over financial reporting was not effective as of November 30, 2009.

In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses at November 30, 2009:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the six months ended November 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

As of November 30, 2009, other than the proceedings described below, we knew of no material pending legal proceedings to which the Company was a party or of which its property was the subject.

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

BCM ENERGY PARTNERS, INC.
(Registrant)

August 26, 2011	By	/s/ Raymond G. Bailey
Raymond G. Bailey
Chief Executive Officer

August 26, 2011	By	/s/ Charles B. Mathews
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