Form 10-Q
period 2010-02-28
BCM Energy Partners Inc.
filed 2011-08-29
CIK 1343257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2010

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

BCM ENERGY PARTNERS, INC.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.
BCM ENERGY PARTNERS, INC.
Condensed Consolidated Balance Sheets

	February 28,	May 31,
	2010	2009
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash	$818	$-
Total current assets	818	-

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES:
Bank overdraft	$-	$13
Accounts payable	82,477	55,000
Accrued liabilities	10,860	2,715
Convertible notes payable	143,853	86,546
Derivative liability	69,728	101,407
Total current liabilities	306,918	245,681

Long-term convertible notes	-	11,539
Total liabilities	306,918	257,220

STOCKHOLDERS' DEFICIT
Preferred stock, $.0001 par value; 20,000,000 shares authorized	-	-
Common stock, $.0001 par value; 150,000,000 shares authorized;
2,153,173 shares issued and outstanding as of February 28, 2010
and May 31, 2009.	215	215
Additional paid-in capital	1,162,089	1,162,089
Accumulated deficit	(1,468,404)	(1,419,524)
Total Stockholders' Deficit	(306,100)	(257,220)
Total Liabilities and Stockholders' Deficit	$818	$-

See accompanying notes to the condensed consolidated financial statements.

BCM ENERGY PARTNERS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	February 28,		February 28,
	2010	2009	2010	2009

REVENUES	$-	$-	$-	$-

EXPENSES
Depreciation	-	-	-	214
General and administrative	6,251	54,064	14,441	149,660
Professional fees	20,350	40,193	20,350	163,937
Total expenses	26,601	94,257	34,791	313,811

NET LOSS FROM CONTINUING OPERATIONS	(26,601)	(94,257)	(29,816)	(313,811)

OTHER INCOME (EXPENSE)
Gain on debt settlement	-	98,168	-	98,168
Accretion of discount on convertible note	(15,992)	(4,363)	(45,768)	(21,773)
Gain (loss) on change in fair value of conversion feature	(36)	(80)	31,679	(145,689)
Loss on settlement of lawsuit	-	-	-	(6,500)
Total other income (expense)	(16,028)	93,725	(14,089)	(75,794)

NET LOSS BEFORE DISCONTINUED OPERATIONS	(42,629)	(532)	(48,880)	(389,605)

DISCONTINUED OPERATIONS
Income from discontinued operations	-	15,173	-	134,735
Gain on disposal of discontinued operations	-	486,306	-	486,306
Gain on discontinued operations	-	501,479	-	621,041

NET INCOME (LOSS)	$(42,629)	$500,947	$(48,880)	$231,436

Basic and diluted loss per share, from continuing operations	$(0.02)	$(0.00)	$(0.02)	$(0.20)

Basic and diluted income per share, from discontinued operations	$-	$0.28	$-	$0.32

Weighted average shares outstanding - basic and diluted	2,153,173	1,810,999	2,153,173	1,935,230

NET INCOME (LOSS)	$(42,629)	$500,947	$(48,880)	$231,436
Foreign currency translation adjustment	-	(11,755)	-	11,336
COMPREHENSIVE INCOME (LOSS)	$(42,629)	$489,192	$(48,880)	$242,772

See accompanying notes to the condensed consolidated financial statements.

BCM ENERGY PARTNERS, INC.
Condensed Consolidated Statements of Changes in Stockholders’ Deficit
(Unaudited)

								Other
					Additional	Common		Comprehensive	Total
	Common Stock		Preferred Stock		Paid-in	Stock	Accumulated	Income	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Subscribed	Deficit	(Loss)	Deficit

Balance – May 31, 2008	1,733,170	$173	19,000,000	$1,900	$1,137,743	$45,000	$(1,636,749)	$(26,581)	$(478,514)
Reverse split of common 1:20	-	-	-	-	(313)	-	-	-	(313)
Common stock issued for cash	20,496	2	-	-	44,998	(45,000)	-	-	-
Common stock issued for settlement of debt	199,507	20	-	-	41,849	-	-	-	41,869
Common stock issued pursuant to asset purchase agreement	200,000	20	(19,000,000)	(1,900)	35,980	-	-	-	34,100
Foreign currency translation adjustment	-	-	-	-	-	-	-	11,336	11,336
Gain on debt settlement	-	-	-	-	(98,168)	-	-	-	(98,168)
Net income	-	-	-	-	-	-	217,225	15,245	232,470
Balance – May 31, 2009	2,153,173	215	-	-	1,162,089	-	(1,419,524)	-	(257,220)
Net loss	-	-	-	-	-	-	(48,880)	-	(48,880)
Balance – February 28, 2010	2,153,173	$215	-	$-	$1,162,089	$-	$(1,468,404)	$-	$(306,100)

See accompanying notes to the condensed consolidated financial statements.

BCM ENERGY PARTNERS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	February 28,
	2010	2009
Operating activities:
Net income (loss)	$(48,880)	$231,436
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on debt settlement	-	(98,168)
Gain on disposal of discontinued operations		(486,306)
Accretion of discount on convertible notes	45,768	21,773
Inventory reserve	-	(6,487)
Depreciation of equipment	-	1,410
Change in fair value of conversion feature on convertible notes	(31,679)	145,769
Changes in operating assets and liabilities:
Inventory	-	37,778
Prepaid expenses and other assets	-	4,189
Accounts payable and accrued liabilities	35,622	(62,517)
Bank overdraft	(13)	-
Agreement payable	-	(24,062)
Other liabilities	-	(10,898)
Accrued expenses	-	(67,523)
Derivative liability	-	(83,192)
Liabilities, net assets, disposed of sale of subsidiary	-	486,306
Net cash provided by operating activities	818	89,508

Financing activities:
Due from related party	-	(6,953)
Due from shareholder	-	(15,000)
Payments made on long term debt	-	(133,361)
Proceeds from sale of common stock	-	45,000
Net cash used in financing activities	-	(110,314)

Effect of exchange rate changes on cash	-	-

Net increase (decrease) in cash	818	(20,806)

Cash, beginning of period	-	20,806

Cash, end of period	$818	$-

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

During the period ended February 28, 2010, the Company's principal business was intended to be the acquisition and management of oil, gas and alternative energy operations. As of February 28, 2010, the Company had not produced any revenue from oil and gas operations.

The Company’s Condensed Consolidated Financial Statements included elsewhere in this Report have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the ability of the Company to acquire oil and gas properties or obtain necessary financing to continue operations, and the attainment of profitable operations. At February 28, 2010, the Company had a working capital deficit of $306,100 and had accumulated losses of $1,468,404. As noted above, as of February 28, 2010, the Company had not produced revenues from oil and gas operations. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. The Company’s Condensed Consolidated Financial Statements included elsewhere in this Report do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Comprehensive Income (Loss)

The Company adopted Financial Accounting Standards Board (“FASB”) Codification topic 220, Reporting Comprehensive Income, which establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Comprehensive income consists of net income and other gains and losses affecting stockholder's equity that are excluded from net income, such as unrealized gains and losses on investments available for sale, foreign currency translation gains and losses and minimum pension liability. Since inception, the Company’s other comprehensive income represents foreign currency translation adjustments. For the three months ended February 28, 2010 and February 28, 2009, the Company’s only component of comprehensive loss was a foreign currency translation adjustment of $0 and a loss of $11,755, respectively. For the nine months ended February 28, 2010 and February 28, 2009, the Company’s only component of comprehensive loss was a foreign currency translation adjustment of $0 and a gain of $11,336, respectively. As a part of the discontinued operations, the Company recognized a foreign currency translation adjustment of $15,245 as the Company ceased operation in Canada. As of February 28, 2010 and May 31, 2009, the Company had no components of comprehensive income.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of February 28, 2010, the Company had a cash balance of $818. As of May 31, 2009, the Company had no cash. As of February 28, 2010 and May 31, 2009, the Company had no cash equivalents.

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

Foreign Currency Translation

The Company's reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies were translated using the exchange rate prevailing at the balance sheet date. Translation gains (losses) were recorded in accumulated other comprehensive income (loss) as a component of stockholders' equity. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances were included in the determination of income. Foreign currency transactions were primarily undertaken in Canadian dollars. As of February 28, 2010 and February 28, 2009, the Company had not entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

The table below shows the earnings per share, basic and diluted, for the three and nine months ended February 28, 2010 and 2008:

	For the Three Months Ended		For the Nine Months Ended
	February 28,		February 28,
	2010	2009	2010	2009
Net income (loss)	$(42,629)	$500,479	$(48,880)	$231,436
Weighted average common shares outstanding	2,153,173	1,810,999	2,153,173	1,935,230
Earnings per share:
Basic and diluted loss per share, from continuing operations	$(0.02)	$-	$(0.02)	$(0.20)
Basic and diluted income per share, from discontinued operations	$-	$0.28	$-	$0.32

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

Note 2 – Convertible Notes and Derivative Liability

On February 10, 2009, the Company issued $180,975 of convertible notes payable to two different note holders, bearing interest at 6% per annum, requiring payment of principal and interest monthly. Any outstanding balance plus accrued interest could be converted into the Company's common stock at a 20% discount to the market at the day of conversion. The conversion features was analyzed under FASB Codification Topic 815, Derivatives and Hedging. Bifurcation of the conversion option from the host contract and accounting for it separately as a derivative may have been necessary if (a) the conversion feature was not clearly and closely related to the host contract, (b) the hybrid instrument is not accounted for at fair value, and (c) a separate instrument with the same terms as the embedded instrument would qualify as a derivative instrument. To determine if the conversion option was indexed to the Company's own stock, the Company applied the two step approach as defined by ASC 815-40. In assessing step 2, by evaluating the conversion instrument's settlement provisions, the Company concluded that, pursuant to the guidance, the number of shares into which the note was convertible was not fixed and accordingly, the Company determined that the conversion feature of the note met the criteria of an embedded derivative and therefore the conversion feature of the debt needed to be bifurcated and accounted for as a derivative. The debt did not meet the definition of “conventional convertible debt” because the number of shares which could have been issued upon the conversion of the debt was not fixed. Therefore, the conversion feature, pursuant to ASC 815-40, was accounted for as a derivative liability. Pursuant to this guidance, the Company adjusts the carrying value of the conversion feature to its fair value at each reporting date. During the threemonths ended February 28, 2010, the Company recognized a loss on the change in the fair value of the conversion feature of $36 and a gain on the change in the fair value of the conversion feature of $31,679 for the nine months ended February 28, 2010, decreasing the carrying value of the derivative liability to $69,728 as of February 28, 2010. For the three and nine months ended February 28, 2010, the Company accreted interest expense of $15,992 and $45,768 respectively, increasing the carrying value of the notes to $143,853. During the three and nine months ended February 28, 2009, the Company recognized a loss on the change in the fair value of the conversion feature of $80 and $145,689, respectively. For the three and nine months ended February 28, 2009, the Company accreted interest expense of $4,363 and $21,773, respectively.

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

	For the Nine Months Ended	For the Nine Months Ended
	February 28, 2010	February 28, 2009
Weighted average volatility	45%	82%
Expected dividends	0%	0%
Expected term	1.4 years	1 year
Risk-free rate	0.32%	0.49%

These derivative liabilities have been measured in accordance with FASB Codification topic 820 Fair Value Measurements. The valuation assumptions are classified within Level 1 inputs and Level 2 inputs.

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

The following are the results of operations for the three and nine months ended February 28, 2009:

	For the Three Months Ended	For the Nine Months Ended
	February 28, 2009	February 28, 2009
Revenue	$434,099	$1,518,858
Cost of sales	370,325	1,219,760
Gross profit	63,774	299,098

Expenses
Consulting fees	48,601	164,363
Net income from discontinued operations	$15,173	$134,735

At the date of disposition, the following are assets sold, liabilities disposed, related equity transactions, and gain on disposal of discontinued operations:

Assets:
Current assets:
Cash
Inventory	$54,468
Prepaid expenses	4,160
Total current assets	58,628

Equipment	1,233
Total assets sold	59,862

Liabilities:
Current liabilities:
Cash overdraft	25,592
Accounts payable	168,757
Accrued liabilities	176,943
Due to related parties	6,953
Due to shareholder	15,000
Deferred revenue	49,690
Derivative liability	38,231
Promissory notes	95,000
Total net liabilities disposed	576,166

Stockholders' equity:
Preferred stock	(1,900)
Common stock	20
Additional paid in capital	35,980
Accumulated other comprehensive income	(4,102)
Gain on disposal of discontinued operations	$486,306

Note 4 – Commitments

On August 25, 2008, the Company filed a lawsuit against Incentaclick Media Group Inc. (the “Plaintiff”) in the Supreme Court of British Columbia, Canada. The Company is claiming negligence and breach of contract due to failure to provide services as stipulated under an Agreement between the parties that had a term of 18 months commencing December 2006. Pursuant to the Agreement, the Company paid a monthly fee of $15,000 for custom website search engine optimization services. However, the Company claims that such services were never provided. Beginning December 2007 and for the remaining term of the contract, the monthly fee was reduced to $7,500. On July 28, 2008, the Company received a demand letter for payment of the remaining $67,500 outstanding under the Agreement. The Company proposed a settlement which was rejected, and the Plaintiff countersued for breach of contract, claiming damages of $67,500. On September 19, 2008, the parties settled and the Company agreed to pay $55,000 payable in 16 monthly payments of $3,437 commencing September 30, 2008. As of February 28, 2010, the Company has not made any settlement payments to the Plaintiff.  The entire $55,000 liability is recorded in accounts payable as of February 28, 2010.

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

Note 8 – Income Taxes

Income taxes are provided in accordance with FASB Codification topic 740, Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss-carry forwards. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that, some portion or all of the deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment. As of February 28, 2010, Company had a net operating loss carryforward of approximately $1,067,000 available to offset taxable income in future years, which commence expiring in fiscal 2013. Pursuant to ASC 740, the potential benefit of the net operating loss carryforward has not been recognized in the consolidated financial statements because the Company could not be assured that it is more likely than not that such benefit will be utilized in future years.

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

Overview

The following is a discussion of the financial condition of the Company as of February 28, 2010, and results of operations of the Company as of and for the period ended February 28, 2010.  This discussion should be read in conjunction with the Financial Statements of the Company and the related notes included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on August 16, 2011.

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

During the period ended February 28, 2010, the Company's principal business was intended to be the acquisition and management of oil, gas and alternative energy operations. As of February 28, 2010, the Company had not produced any revenue from oil and gas operations.

The Company’s Condensed Consolidated Financial Statements included elsewhere in this Report have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the ability of the Company to acquire oil and gas properties or obtain necessary financing to continue operations, and the attainment of profitable operations. At February 28, 2010, the Company had a working capital deficit of $306,100 and had accumulated losses of $1,468,404. As noted above, as of February 28, 2010, the Company had not produced revenues from oil and gas operations. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. The Company’s Condensed Financial Statements included elsewhere in this Report do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

For the three and nine months ended February 28, 2009, the Company recorded income from discontinued operations of $15,173 and $134,735, respectively.

Fore the three and nine months ended February 28, 2009, the Company recognized a gain on disposal of discontinued operations of $486,306.

Comparison of the Three Months Ended February 28, 2010 to the Three Months Ended February, 2009

Revenues

The Company did not produce any revenue for the three months ended February 28, 2010. After accounting for discontinued operations, the Company did not produce any revenue for the three months ended February 28, 2009.

The Company did not have any cost of sales for the three months ended February 28, 2010. After accounting for discontinued operations, the Company did not have any cost of sales for the three months ended February 28, 2009.

Operating Expenses

Our total operating expenses for the three months ended February 28, 2010 decreased $67,656 or approximately 72% to $26,601 from $94,257 for the three months ended February 28, 2009. This decrease is attributable to the discontinuation of operations.

Our total operating expenses for the three months ended February 28, 2010 of $26,601 consisted of $6,251 of general and administrative expenses and $20,350 of professional fees. General and administrative expenses consisted primarily of interest expense and bank charges. Professional fees consisted primarily of legal and accounting fees.

Our total operating expenses for the three months ended February 28, 2009 of $94,257 consisted of $54,064 in general and administrative expenses and $40,193 in professional fees. General and administrative expenses for consisted primarily of bank charges, travel, meals and entertainment, promotional activities, rent, office maintenance, communication expenses (cellular, internet, fax, and telephone), courier, postage costs and office supplies. Professional fees consisted primarily of legal and accounting fees.

Net Income (Loss)

We had a net loss of $42,629 for the three months ended February 28, 2010. This loss is primarily attributable to general and administrative expense of $6,251, professional fees of $20,350, the accretion of discount on convertible notes of $15,992, and a loss on change in fair value of conversion feature of $36.

After accounting for discontinued operations, the Company had a net income of $500,947 for the three months ended February 28, 2009. This income consisted of expenses of $94,257, a gain on debt settlement of $98,168, accretion of discount on convertible notes of $4,363, a loss on change in fair value of conversion feature of $80, income from discontinued operations of $15,173, and a gain on disposal of discontinued operations of $486,306.

Comparison of the Nine Months Ended February 28, 2010 to the Nine Months Ended February 28, 2009

Revenues

The Company did not produce any revenue for the three months ended February 28, 2010. After accounting for discontinued operations, the Company did not produce any revenue for the three months ended February 28, 2009.

The Company did not have any cost of sales for the three months ended February 28, 2010. After accounting for discontinued operations, the Company did not have any cost of sales for the three months ended February 28, 2009.

Operating Expenses

Our total operating expenses for the nine months ended February 28, 2010 decreased $279,020 or approximately 89% to $34,791 from $313,811 for the nine months ended February 28, 2009. This decrease is attributable to the discontinuation of operations.

Our total operating expenses for the nine months ended February 28, 2010 of $34,791 consisted of $14,441 in general and administrative expenses and $20,350 in professional fees. General and administrative expenses consisted primarily of bank charges, travel, meals and entertainment, promotional activities, rent, office maintenance, communication expenses (cellular, internet, fax, and telephone), courier, postage costs and office supplies. Professional fees consisted primarily of legal and accounting fees.

Our total operating expenses for the nine months ended February 28, 2009 of $313,811 consisted of $214 in depreciation and amortization expense, $149,660 in general and administrative expenses and $163,937 in professional fees. General and administrative expenses for consisted primarily of bank charges, travel, meals and entertainment, promotional activities, rent, office maintenance, communication expenses (cellular, internet, fax, and telephone), courier, postage costs and office supplies. Professional fees consisted primarily of legal and accounting fees.

Net Loss

We had a net loss of $48,880 for the nine months ended February 28, 2010. This loss is primarily attributable to general and administrative expense of $14,441, professional fees of $20,350, and the accretion of discount on convertible notes of $45,768 offset by the gain on change in fair value of conversion feature of $31,679.

After accounting for discontinued operations, the Company had a net income of $231,436 for the nine months ended February 28, 2009. This income consisted of expenses of $313,811, a gain on debt settlement of $98,168, accretion of discount on convertible notes of $21,773, a loss on change in fair value of conversion feature of $145,689, a loss on settlement of lawsuit of $6,500, income from discontinued operations of $134,735, and a gain on disposal of discontinued operations of $486,306.

Liquidity and Capital Resources

As of February 28, 2010, we had a working capital deficit of $306,100 consisting of $818 in cash and liabilities of $306,918. Our accumulated deficit of $1,468,404 as of February 28, 2010 was mainly funded by a combination of prior debt and equity financing by way of private placements of our common stock.

Net cash provided by operations was $818 for the nine months ended February 28, 2010 compared to net cash provided by operating activities of $89,508 for the nine months ended February 28, 2009. For the nine months ended February 28, 2010, net cash provided by operations of $818 consisted primarily of a net loss of $48,880, offset by non-cash expenses of $45,768 related to the accretion of discount on convertible notes and a gain on change in fair value of conversion feature of $31,679. Additionally, changes in operating assets and liabilities impacted the net cash provided by operating activities. These changes included an increase in accounts payable and accrued liabilities of $35,622 and a decrease in bank overdraft of $13. For the nine months ended February 28, 2009, net cash provided by operating activities consisted primarily of a net income of $231,436, with non-cash adjustments including a gain on debt settlement of $98,168, a gain on disposal of discontinued operations of $486,306, and decrease in inventory reserve of $6,487, offset by non-cash expenses of $21,773 related to the accretion of discount on convertible notes, depreciation of equipment of $1,410, and a loss on change in fair value of conversion feature of $145,769. Additionally, changes in operating assets and liabilities impacted the net cash provided by operating activities. These changes included an decrease in inventory of $37,778, a decrease in prepaid expenses and other assets of $4,189, a decrease in accounts payable and accrued liabilities of $62,517, a decrease in agreement payable of $24,062, a decrease in other liabilities of $10,898, an increase in accrued expenses of $67,523, a decrease in derivative liability of $83,192, and liabilities, net assets, disposed of sale of subsidiary of $486,306.

There was no net cash provided by or used in financing activities in the nine months ended February 28, 2010. Net cash used in financing activities in the nine months ended February 28, 2009 consisted of a decrease in due from related party of $6,953, a decrease in due from shareholder of $15,000, payments made on long term debt of $133,361, and proceeds from sale of common stock of $45,000.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of the period covered by this Report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of February 28, 2010.

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

Under the supervision and with the participation of management, including its principal executive officer and principal financial officer, the Company’s management assessed the design and operating effectiveness of internal control over financial reporting as of February 28, 2010 based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, management concluded that the Company’s internal control over financial reporting was not effective as of February 28, 2010.

In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses at February 28, 2010:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the nine months ended February 28, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

As of February 28, 2010, other than the proceedings described below, we knew of no material pending legal proceedings to which the Company was a party or of which its property was the subject.

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

BCM ENERGY PARTNERS, INC.
(Registrant)

August 29, 2011	By	/s/ Raymond G. Bailey
Raymond G. Bailey
Chief Executive Officer

August 29, 2011	By	/s/ Charles B. Mathews
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