Form 10-K
period 2010-05-31
BCM Energy Partners Inc.
filed 2011-09-01
CIK 1343257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☑ No ☐

At August 30, 2011, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $2,267,496. This aggregate market value is estimated solely for purposes of this report and is based on the closing price for the registrant’s common stock on August 30, 2011, as reported on the Over-the-Counter Markets.  For the purpose of this report, it has been assumed that all officers and directors of the issuer are affiliates of the registrant.  The statements made herein shall not be construed as an admission for determining the affiliate status of any person.

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

During its fiscal year ended May 31, 2010, the Company's principal business was intended to be the acquisition and management of oil, gas and alternative energy operations. As of May 31, 2010, the Company had not produced any revenue from oil and gas operations.

The Company’s Consolidated Financial Statements included elsewhere in this Report have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the ability of the Company to acquire oil and gas properties or obtain necessary financing to continue operations, and the attainment of profitable operations. At May 31, 2010, the Company had a working capital deficit of $370,043 and had accumulated losses of $1,532,347. As noted above, as of May 31, 2010, the Company had not produced revenues from oil and gas operations. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. The Company’s Consolidated Financial Statements included elsewhere in this Report do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company's common shares are currently quoted on the OTC Pink market of OTC Markets Group, Inc. under the trading symbol “BCME.”

Employees

As of May 31, 2010, the Company had one employee, Mr. Brandon Toth, who was then the Company’s Chief Executive Officer.

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

We will face all of the challenges of a smaller microcap oil and natural gas company that operates in a highly competitive industry, including but not limited to: locating, acquiring and successfully developing oil and gas properties; raising financing to fund our capital expenditure program; attracting, engaging and retaining the services of qualified management, technical and support personnel; establishing budgets and maintaining internal operating policies and procedures; and the design and implementation of effective financial and disclosure controls to meet public company statutory compliance requirements. We have had only net losses and have not been profitable. We can provide no assurance that we will be profitable or, if we are profitable, that we will achieve a level of profitability that will provide a return on invested capital or that will result in an increase in the market value of our securities. Accordingly, we are subject to the risk that, because of these factors and other general business risks noted throughout these “Risk Factors,” we may not be able to profitably execute our plan of operation.

The report of our independent auditor raises substantial doubts about our ability to continue as a going concern.

The independent auditor's reports on our May 31, 2010 and 2009 Consolidated Financial Statements included elsewhere in this Report states that our results of operations, cash flows and liquidity raise substantial doubts about our ability to continue as a going concern.  We cannot assure you that we will be able to generate revenues or maintain any line of business that might prove to be profitable.  Our ability to continue as a going concern and to execute our business strategies is subject to our ability to generate a profit or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities and/or obtaining additional credit from various financial institutions or other lenders.  If we are unable to develop our business, we may have to discontinue operations or cease to exist, which would be detrimental to the value of our common stock.  We can make no assurances that our business operations will develop and provide us with significant cash to continue operations.  See “Liquidity and Capital Resources” under “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.” and the “Going Concern” note to “Item 8. Financial Statements and Supplementary Data.”

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

Crude oil and natural gas development, re-working of wells from one reservoir to another reservoir, restoring wells to production and drilling and completing new wells are speculative activities and involve numerous risks and substantial and uncertain costs.

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

We cannot predict whether future issuances of our common stock in the open market will decrease the market price of our common stock. The impact of any such issuances of our common stock on our market price may be increased as a result of the fact that our common stock is thinly, or infrequently traded. The exercise of any options or warrants or the vesting of any restricted stock that we may grant to directors, executive officers, employees, and others in the future, the issuance of common stock in connection with acquisitions and other issuances of our common stock could have an adverse effect on the market price of our common stock. In addition, future issuances of our common stock or preferred stock may be dilutive to existing shareholders. Any sales of substantial amounts of our common stock in the public market, or the perception that such sales might occur, could lower the market price of our common stock.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

As of May 31, 2010, the Company did not own or lease any property.

ITEM 3.  LEGAL PROCEEDINGS.

As of May 31, 2010, other than the proceedings described below, we knew of no material pending legal proceedings to which the Company was a party or of which its property was the subject.

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

The quarterly high and low bid information for our common stock for the two fiscal years ended May 31, 2010 are set forth below.

	2010		2009
Quarter	High	Low	High	Low
First	$0.20	$0.09	$4.60	$1.04
Second	$0.40	$0.09	$1.36	$0.10
Third	$1.36	$0.40	$0.20	$0.10
Fourth	$0.75	$0.33	$0.22	$0.13

Shareholders

As of August 12, 2011, there were approximately 109 record holders of our common stock. The number of holders of record is based upon the actual number of holders registered at such date and does not include holders of shares in “street names” or persons, partnerships, associates, corporations, or other entities identified in security position listings maintained by depositories.

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

ITEM 6. SELECTED FINANCIAL DATA.

Not required for smaller reporting companies

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following is management’s discussion and analysis of certain significant factors affecting our financial condition, changes in financial condition, and results of operations during the two fiscal years ended May 31, 2010 and should be read with our Consolidated Financial Statements and related notes appearing elsewhere in this Report.  This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions.  The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to those set forth in this Report.

Critical Accounting Policies and Estimates

This management’s discussion and analysis is based on our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these Consolidated Financial Statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent liabilities.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Senior management has discussed the development, selection and disclosure of these estimates with the Board of Directors.  Actual results may differ from these estimates.

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

Results of Operations

Revenues

During its fiscal year ended May 31, 2010, the Company's principal business was intended to be the acquisition and management of oil, gas and alternative energy operations. As of May 31, 2010, the Company had not produced any revenue from oil and gas operations.

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

Operating Expenses

Our total operating expenses for the year ended May 31, 2010 were $58,243. Operating expenses for the year ended May 31, 2010 consisted of $24,415 in general and administrative expense and $33,828 in professional fees. General and administrative expenses consisted primarily of interest expense associated with convertible notes and bank charges. Professional fees consisted primarily of legal and accounting fees.

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

Net Income (Loss)

We had a net loss of $112,823 for the year ended May 31, 2010. This loss is primarily attributable to general and administrative expense of $24,415, professional fees of $33,828, and the accretion of discount on convertible notes of $62,544 offset by the gain on change in fair value of conversion feature of $7,964.

After accounting for discontinued operations, the Company had net income of $217,225 for the year ended May 31, 2009. This income is primarily attributable to the income and gain on discontinued operations of $621,041 and the gain on debt settlement of $98,168, which were offset by the loss from operations of $313,744, the loss on change in fair value of conversion feature of $145,711, the accretion of discount on convertible notes of $36,029, and the loss on settlement of a lawsuit of $6,500. There was no tax effect on the income and gain on discontinued operations because of the Company’s net operating loss.

The net gain from discontinued operations of $621,041 for the year ended May 31, 2009 consisted of income from discontinued operations of $134,735 and a gain on disposed of discontinued operations of $486,306.

Liquidity and Capital Resources

As of May 31, 2010, we had a working capital deficit of $370,043 consisting of cash of $1,079 and liabilities of $371,122. Our accumulated deficit of $1,532,347 as of May 31, 2010 was mainly funded by a combination of prior debt and equity financing by way of private placements of our common stock.

We had net cash of $1,079 provided by operating activities for the year ended May 31, 2010.

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

See pages F-1 through F-16.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On May 9, 2011, the Registrant engaged Anton & Chia, LLP (“Anton & Chia”) as the Registrant’s new independent registered public accounting firm. The appointment of Anton & Chia was approved by the Registrant’s Board of Directors.

On August 11, 2011, BCM Energy Partners, Inc. (the “Registrant”) dismissed Manning Elliot LLP (“Manning Elliot”) as its independent registered public accounting firm. The decision was approved by the Registrant’s Board of Directors.

Item 9A(T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of the period covered by this Report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of May 31, 2010.

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

Under the supervision and with the participation of management, including its principal executive officer and principal financial officer, the Company’s management assessed the design and operating effectiveness of internal control over financial reporting as of May 31, 2010 based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, management concluded that the Company’s internal control over financial reporting was not effective as of May 31, 2010.

In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses at May 31, 2010:

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

•
The Company’s financial reporting person did not possess the requisite skill sets, knowledge, education or experience to prepare the consolidated financial statements and notes to consolidated financial statements in accordance with GAAP or to review the financial statements and notes to the financial statements prepared by external consultants and professionals to ensure accuracy and completeness.

•	The Company failed to maintain effective controls within the purchasing and accounts payable function.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended May 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

As of May 31, 2010, our Board of Directors consisted of one person, Brandon Toth.

Brandon Toth, Chairman, President, and Chief Executive Officer

Mr. Brandon Toth, who was 29 years old as of May 31, 2010, served as Chairman of the Board of Directors, President and Chief Executive Officer from February 10, 2009 to September 20, 2010. Mr. Toth is a director of Green Star (f/k/a Titan Oil and Gas), and he has served on its board of directors and as its President since February 2008. From December 2006 to February 2008 he was Vice President of Communications for Titan Oil and Gas. He has been a consultant for publicly traded companies involved in the natural resource development sector in corporate development and strategic communications since January 2006. Between 2004 and 2006, Mr. Toth directed public relations and marketing communications as well as raw materials sourcing, metal casting, welding and finishing for the Congie Gallery and Bronze Casting Studio. After his role at Congie, Mr. Toth worked in technical support for Cingular Wireless from 2005 to 2006. Throughout this time and since 2003, Mr. Toth also provided technical consulting, web and content development for a number of businesses and organizations.

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

Board Leadership Structure

The roles of Chairman and Chief Executive Officer of the Company were held by one person as of May 31, 2010. Mr. Toth serves as Chairman and Chief Executive Officer.

Risk Oversight

The Board exercises direct oversight of strategic risks to the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, file with the Securities and Exchange Commission (SEC) initial reports of ownership and reports of changes in ownership of common stock and the other equity securities of the Company. These reporting persons are required by the regulations of the SEC to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of the forms furnished to us, our review of the reports that have been filed and the representations of the reporting persons, we believe that all filing requirements applicable to these persons were complied with during fiscal year 2010.

Code of Conduct and Ethics

The Company does not have a formal code of conduct and ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller. It is unknown why the Company did not adopt a code of ethics as of May 31, 2010.

Item 11. Executive Compensation

For the year ended May 31, 2010, the Company did not compensate its officers or directors, including its principal executive officer and its principal financial officer.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of May 31, 2010, none of the Company’s directors or executive officers owned any of the Company’s common stock, and, to the Company’s knowledge, no person beneficially owned more than five percent of the Company’s common stock.

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

	Year Ended May 31, 2009	Year Ended May 31, 2010
Audit fees	$45,360.00	$28,478.00
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$45,360.00	$28,478.00

Since our inception, our Board of Directors, performing the duties of the Audit Committee, reviews all audit and non-audit related fees at least annually. The Board of Directors as the Audit Committee pre-approved all audit related services in the fiscal year ending May 31, 2010.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Documents filed as part of the report.

(1) All Financial Statements

Consolidated Balance Sheets as of May 31, 2010 and 2009
Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended May 31, 2010 and 2009
Consolidated Statements of Changes in Stockholders’ Deficit for the years ended May 31, 2010 and 2009
Consolidated Statements of Cash Flows for the years ended May 31, 2010 and 2009

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

10.2	Management Agreement with Green Star dated February 10, 2009 (incorporated by reference to Exhibit 10.2 to the Green Star Form 8-K).

10.3	Asset Purchase Agreement with Harold Schaffrick and Mark Neild dated February 10, 2009 (incorporated by reference to Exhibit 10.3 to the Green Star Form 8-K).

10.4	Asset Assignment and Assumption of Debt Agreement with Novori Jewelry Inc. dated February 10, 2009 (incorporated by reference to Exhibit 10.4 to the Green Star Form 8-K).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 1, 2011

BCM Energy Partners, Inc.

By:	/s/ Raymond G. Bailey
Raymond G. Bailey
Chief Executive Officer
(Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Raymond G. Bailey	Chairman of the Board of Directors	September 1, 2011
Raymond G. Bailey

/s/ David M. Beach	President, Director	September 1, 2011
David M. Beach

/s/ Charles B. Mathews	Chief Financial Officer	September 1, 2011
Charles B. Mathews

/s/ John H. Counce III	Director	September 1, 2011
John H. Counce III

/s/ Vic Demlaeminck	Director	September 1, 2011
Vic Demlaeminck

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of BCM Energy Partners, Inc.

We have audited the accompanying consolidated balance sheets of BCM Energy Partners, Inc. (the "Company"), as of May 31, 2010 and 2009, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the
Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BCM Energy Partners, Inc. as of May 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a loss from operations and an accumulated deficit of $1,532,347 at May 31, 2010. As discussed in Note 1 to the consolidated financial statements, the Company has a working capital deficiency, has convertible notes payable and related interest payable past due and has no established commercially viable business. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton & Chia, LLP

Newport Beach, California
September 1, 2011

BCM ENERGY PARTNERS, INC.
Consolidated Balance Sheets

	May 31, 2010	May 31, 2009
ASSETS

CURRENT ASSETS:
Cash	$1,079	$-
Total assets	$1,079	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Bank overdraft	$-	$13
Accounts payable	103,475	55,000
Accrued liabilities	13,575	2,715
Convertible notes payable	160,629	86,546
Derivative liability	93,443	101,407
Total current liabilities	371,122	245,681

Long-term convertible notes	-	11,539
Total liabilities	371,122	257,220

COMMITMENTS AND CONTINGENCIES (see Note 4)

STOCKHOLDERS' DEFICIT
Preferred stock, $.0001 par value; 20,000,000 shares authorized;
no shares issued and outstanding at May 31, 2009 and 2010.	-	-
Common stock, $.0001 par value; 150,000,000 shares authorized;
2,153,173 shares issued and outstanding at May 31, 2010, and May 31, 2009	215	215
Additional paid-in capital	1,162,089	1,162,089
Accumulated deficit	(1,532,347)	(1,419,524)
Total Stockholders' Deficit	(370,043)	(257,220)
Total Liabilities and Stockholders' Deficit	$1,079	$-

See accompanying notes to the consolidated financial statements.

BCM ENERGY PARTNERS, INC.
Consolidated Statements of Operations and Comprehensive Income (Loss)

	For the Year Ended	For the Year Ended
	May 31,	May 31,
	2010	2009
REVENUES	$-	$-

EXPENSES
Depreciation of equipment	-	214
General and administrative	24,415	149,593
Professional fees	33,828	163,937
Total expenses	58,243	313,744

NET LOSS FROM CONTINUING OPERATIONS	(58,243)	(313,744)

OTHER INCOME (EXPENSE)
Gain on debt settlement	-	98,168
Accretion of discount on convertible notes	(62,544)	(36,029)
Gain (loss) on change in fair value of conversion feature	7,964	(145,711)
Loss on settlement of lawsuit	-	(6,500)
Total other expense	(54,580)	(90,072)

NET LOSS BEFORE DISCONTINUED OPERATIONS	(112,823)	(403,816)

DISCONTINUED OPERATIONS
Income from discontinued operations	-	134,735
Gain on disposal of discontinued operations	-	486,306
Gain on discontinued operations	-	621,041

NET INCOME (LOSS)	$(112,823)	$217,225

Basic and diluted loss per share, from continuing operations	$(0.05)	$(0.21)

Basic and diluted income per share, from discontinued operations	$-	$0.33

Weighted average shares outstanding - basic and diluted	2,153,173	1,898,876

NET INCOME (LOSS)	$(112,823)	$217,225
Foreign currency translation adjustment	-	11,336
COMPREHENSIVE INCOME (LOSS)	$(112,823)	$228,561

See accompanying notes to the consolidated financial statements.

BCM ENERGY PARTNERS, INC.
Consolidated Statements of Changes in Stockholders’ Deficit
For the Years Ended May 31, 2010 and 2009

								Other
					Additional	Common		Comprehensive	Total
	Common Stock		Preferred Stock		Paid-in	Stock	Accumulated	Income	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Subscribed	Deficit	(Loss)	Deficit
Balance – May 31, 2008	1,733,170	$173	19,000,000	$1,900	$1,137,743	$45,000	$(1,636,749)	$(26,581)	$(478,514)
Reverse split of common 1:20	-	-	-	-	(313)	-	-	-	(313)
Common stock issued for cash	20,496	2	-	-	44,998	(45,000)	-	-	-
Common stock issued for settlement of debt	199,507	20	-	-	41,849	-	-	-	41,869
Common stock issued pursuant to asset purchase agreement	200,000	20	(19,000,000)	(1,900)	35,980	-	-	-	34,100
Foreign currency translation adjustment	-	-	-	-	-	-	-	11,336	11,336
Gain on debt settlement	-	-	-	-	(98,168)	-	-	-	(98,168)
Net income	-	-	-	-	-	-	217,225	15,245	232,470
Balance – May 31, 2009	2,153,173	$215	-	$-	$1,162,089	$-	$(1,419,524)	$-	$(257,220)
Net loss	-	-	-	-	-	-	(112,823)	-	(112,823)
Balance – May 31, 2010	2,153,173	$215	-	$-	$1,162,089	$-	$(1,532,347)	$-	$(370,043)

See accompanying notes to the consolidated financial statements.

BCM ENERGY PARTNERS, INC.
Consolidated Statements of Cash Flows

	For the Year Ended	For the Year Ended
	May 31,	May 31,
	2010	2009
Operating activities:
Net income (loss)	$(112,823)	$217,225
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on debt settlement	-	(98,168)
Gain on disposal of discontinued operations	-	(486,306)
Accretion of discount on convertible notes	62,544	36,029
Inventory reserve	-	(6,487)
Depreciation of equipment	-	1,410
Change in fair value of conversion feature on convertible notes	(7,964)	145,711
Changes in operating assets and liabilities:
Inventory	-	37,778
Prepaid expenses and other assets	-	4,189
Accounts payable and accrued liabilities	59,335	(62,517)
Bank overdraft	(13)	13
Agreement payable	-	(24,062)
Other liabilities	-	(10,898)
Accrued expenses	-	(67,523)
Derivative liability	-	(83,192)
Liabilities, net assets, disposed of sale of subsidiary	-	486,306
Net cash provided by operating activities	1,079	89,508

Financing activities:
Due from related party	-	(6,953)
Due from shareholder	-	(15,000)
Payments made on long term debt	-	(133,361)
Proceeds from sale of common stock	-	45,000
Net cash used in financing activities	-	(110,314)

Net increase (decrease) in cash and cash equivalents	1,079	(20,806)

Cash , beginning of period	-	20,806

Cash, end of period	$1,079	$-

See accompanying notes to the consolidated financial statements.

BCM ENERGY PARTNERS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 1 – Description of the Business and Summary of Significant Accounting Policies

On February 10, 2009, the Company entered into a purchase agreement (the “Purchase Agreement”) with Green Star Energies, Inc. ("Green Star") to acquire Green Star's interest in a number of oil and gas leases located in Beaver County, Pennsylvania. This acquisition is more fully described in Note 10 to the Company’s Consolidated Financial Statements. As of the date of this Report, the Company had not received title to the oil and gas leases from Green Star and considers the Purchase Agreement to be void. The Company is currently seeking to recover the consideration given to Green Star and its related parties, as they failed to deliver on the terms of the Purchase Agreement. On February 10, 2009, the Company also sold its only subsidiaries, Novori Marketing, Inc. and Novori Jewelry, Inc. The Company has no remaining interest in them.

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

During its fiscal year ended May 31, 2010, the Company's principal business was intended to be the acquisition and management of oil, gas and alternative energy operations. As of May 31, 2010, the Company had not produced any revenue from oil and gas operations.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the ability of the Company to acquire oil and gas properties or obtain necessary financing to continue operations, and the attainment of profitable operations. At May 31, 2010, the Company had a working capital deficit of $370,043 and had accumulated losses of $1,532,347. As noted above, as of May 31, 2010 and 2009, the Company had not produced revenues from oil and gas operations. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company's common shares are currently quoted on the OTC Pink market of OTC Markets Group, Inc. under the trading symbol “BCME.”

Basis of Presentation, Fiscal Year, and Principals of Consolidation

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

Comprehensive Income (Loss)

The Company adopted Financial Accounting Standards Board (“FASB”) Codification topic 220, Reporting Comprehensive Income, which establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Comprehensive income (loss) consists of net income and other gains and losses affecting stockholder's equity that are excluded from net income, such as unrealized gains and losses on investments available for sale, foreign currency translation gains and losses and minimum pension liability. Since inception, the Company’s other comprehensive income represents foreign currency translation adjustments. For the years ended May 31, 2010 and 2009, the Company’s only component of comprehensive income (loss) was a foreign currency translation adjustment of $0 and a loss of $11,336, respectively. As a part of the discontinued operations, the Company recognized a foreign currency translation adjustment of $15,245 as the Company ceased operation in Canada. As of May 31, 2010 and May 31, 2009, the Company had no components of comprehensive income.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturities of three months or less at the time of issuance to be cash equivalents. As of May 31, 2010, the Company had a cash balance of $1,079. As of May 31, 2009, the Company had no cash.. As of May 31, 2010 and 2009, the Company had no cash equivalents.

Financial Instruments and Concentrations

The fair values of financial instruments, which include cash, accounts payable, accrued liabilities, and convertible notes, were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company’s operations were in Canada resulting in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arose from fluctuations in foreign exchange rates and the degree of volatility of these rates. The Company did not use derivative instruments to reduce its exposure to foreign currency risk. Financial instruments that potentially subject the Company to credit risk consist principally of cash. Cash is deposited with a high quality financial institution.

Foreign Currency Translation

The Company's reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies were translated using the exchange rate prevailing at the balance sheet date. Translation gains (losses) were recorded in accumulated other comprehensive income (loss) as a component of stockholders' equity. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances were included in the determination of income. Foreign currency transactions were primarily undertaken in Canadian dollars. As of May 31, 2010, and 2009, the Company had not entered into derivative instruments to offset the impact of foreign currency fluctuations.

Fair Value of Financial Instruments

The fair value accounting guidance defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.”  The definition is based on an exit price rather than an entry price, regardless of whether the entity plans to hold or sell the asset.  This guidance also establishes a fair value hierarchy to prioritize inputs used in measuring fair value as follows:

•	Level 1: Observable inputs such as quoted prices in active markets;
•	Level 2: Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and
•	Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The estimated fair values of our financial assets and liabilities that are recognized at fair value on a recurring basis, using available market information and other observable data are as follows:

	May 31, 2010				May 31, 2010
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	Quoted Prices in Active Markets or Identical Assets				Quoted Prices in Active Markets or Identical Assets

		Significant Other Observable Inputs				Significant Other Observable Inputs
			Significant Unobservable Input				Significant Unobservable Input

Liabilities:
Derivative liability	$-	$93,443	$-	$93,443	$-	$101,407	$-	$101,407
Total financial liabilities	$-	$93,443	$-	$93,443	$-	$101,407	$-	$101,407

The carrying value of accounts payable and accrued liabilities are considered to approximate their fair value due to their short-term nature.

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

The table below shows the earnings (loss) per share, basic and diluted, for the years ended May 31, 2010 and 2009:

	2010	2009
Net income (loss)	(112,823)	217,225
Weighted average common shares outstanding	2,153,173	1,898,876
Earnings per share:
Basic and diluted loss per share, from continuing operations	(0.05)	(0.21)
Basic and diluted income per share, from discontinued operations	-	0.33

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

Note 2 – Convertible Notes and Derivative Liability

On February 10, 2009, the Company issued $180,975 of convertible notes payable to two different note holders, bearing interest at 6% per annum, requiring payment of principal and interest monthly. Any outstanding balance plus accrued interest could be converted into the Company's common stock at a 20% discount to the market at the day of conversion. The conversion features was analyzed under FASB Codification Topic 815, Derivatives and Hedging. Bifurcation of the conversion option from the host contract and accounting for it separately as a derivative may have been necessary if (a) the conversion feature was not clearly and closely related to the host contract, (b) the hybrid instrument is not accounted for at fair value, and (c) a separate instrument with the same terms as the embedded instrument would qualify as a derivative instrument. To determine if the conversion option was indexed to the Company's own stock, the Company applied the two step approach as defined by ASC 815-40. In assessing step 2, by evaluating the conversion instrument's settlement provisions, the Company concluded that, pursuant to the guidance, the number of shares into which the note was convertible was not fixed and accordingly, the Company determined that the conversion feature of the note met the criteria of an embedded derivative and therefore the conversion feature of the debt needed to be bifurcated and accounted for as a derivative. The debt did not meet the definition of “conventional convertible debt” because the number of shares which could have been issued upon the conversion of the debt was not fixed. Therefore, the conversion feature, pursuant to ASC 815-40, was accounted for as a derivative liability. Pursuant to this guidance, the Company adjusts the carrying value of the conversion feature to its fair value at each reporting date. During the year ended May 31, 2010, the Company recognized a loss on the change in the fair value of the conversion feature of $7,964, decreasing the carrying value of the derivative liability to $93,443 as of May 31, 2010. For the year ended May 31, 2010, the Company accreted interest expense of $62,544, increasing the carrying value of the notes to $160,629. For the year ended May 31, 2010 and 2009, the Company recorded accrued expenses of $13,575 and $2,715, respectively, as accrued liabilities.

During the year ended May 31, 2009, the Company recognized a loss on the change in the fair value of the conversion feature of $145,711 increasing the carrying value of the derivative liability to $210,174 prior to the discontinuation of operations. For the year ended May 31, 2009, the Company accreted interest expense of $36,029 increasing the carrying value of the convertible notes to $98,085.  At May 31, 2009, accrued interest of $21,232 had been recorded and is included in general and administrative expenses.

The Company calculated the fair value of these instruments using the Black-Scholes pricing model. The significant assumptions used in the calculation of the instruments fair value are detailed in the table below. The initial value of the derivative liability for the embedded conversion features at the date of issuance was $101,509, which was recorded in the accompanying consolidated balance sheet. The value of the derivative liability for the embedded conversion features at May 31, 2009 was $101,407. The offset to this entry was recorded to debt discount which will be amortized over the life of the note using the effective interest rate method.

	For the Year Ended	For the Year Ended
	May 31, 2010	May 31, 2009
Weighted average volatility	73%	45%
Expected dividends	0%	0%
Expected term	1.4 years	1.4 years
Risk-free rate	0.34%	0.32%

These derivative liabilities have been measured in accordance with FASB Codification topic 820 Fair Value Measurements. The valuation assumptions are classified within Level 2 inputs.

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

Note 4 – Commitments

On August 25, 2008, the Company filed a lawsuit against Incentaclick Media Group Inc. (the “Plaintiff”) in the Supreme Court of British Columbia, Canada. The Company is claiming negligence and breach of contract due to failure to provide services as stipulated under an Agreement between the parties that had a term of 18 months commencing December 2006. Pursuant to the Agreement, the Company paid a monthly fee of $15,000 for custom website search engine optimization services. However, the Company claims that such services were never provided. Beginning December 2007 and for the remaining term of the contract, the monthly fee was reduced to $7,500. On July 28, 2008, the Company received a demand letter for payment of the remaining $67,500 outstanding under the Agreement. The Company proposed a settlement which was rejected, and the Plaintiff countersued for breach of contract, claiming damages of $67,500. On September 19, 2008, the parties settled and the Company agreed to pay $55,000 payable in 16 monthly payments of $3,437 commencing September 30, 2008. As of May 31, 2010, the Company has not made any settlement payments to the Plaintiff.  The entire $55,000 liability is recorded in accounts payable as of May 31, 2010.

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

Note 8 – Income Taxes

Income taxes are provided in accordance with FASB Codification topic 740, Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss-carry forwards. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that, some portion or all of the deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment. As of May 31, 2010, Company had a net operating loss carryforward of approximately $1,125,000 available to offset taxable income in future years, which commence expiring in fiscal 2013. Pursuant to ASC 740, the potential benefit of the net operating loss carryforward has not been recognized in the consolidated financial statements because the Company could not be assured that it is more likely than not that such benefit will be utilized in future years.

The Company is subject to United States federal and state income taxes at an approximate aggregate rate of 43%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	May 31, 2010	May 31, 2009
Income tax recovery at statutory rates	$189,850	$141,336
Permanent differences	302,467	302,467
Valuation allowance change	(492,317)	(443,803)
Provision for income taxes	$-	$-

The items accounting for the difference between income taxes computed at the federal statutory rate and the benefit for income taxes were as follows:

	For the Year Ended May 31,
	2010	2009
Federal statutory rate	34.00%	34.00%
State tax, net of federal benefit	9.00%	9.00%
Valuation allowance	(43.00%)	(43.00%)
Effective income tax rate	0.00%	0.00%

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

	May 31, 2010	May 31, 2009
Net operating loss carryforward	$788,610	$730,367
Valuation allowance	(788,610)	(730,367)
Net deferred income tax asset	$-	$-

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

In accordance with the Purchase Agreement with Green Star, the Company issued and delivered all of the consideration described in the foregoing paragraph. However, Green Star failed to transfer to the Company title of Green Star’s interest in the 13 leases of oil and gas properties located in Beaver County, Pennsylvania. As a result, the Company has determined this transaction to be void. The Company is currently seeking to resolve the matter with Green Star and other parties related to the consideration given by the Company under the Purchase Agreement.

Note 10 – Related Party Transactions

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

Note 11 – Subsequent Events

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