Form 10-Q
period 2010-08-31
BCM Energy Partners Inc.
filed 2011-09-07
CIK 1343257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2010

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

BCM ENERGY PARTNERS, INC.

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements

BCM ENERGY PARTNERS, INC.
Condensed Consolidated Balance Sheets

	August 31, 2010	May 31, 2010
ASSETS	(Unaudited)

CURRENT ASSETS:
Cash	$-	$1,079
Total assets	-	1,079

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Bank overdraft	$82	$-
Accounts payable	107,725	103,475
Accrued liabilities	15,385	13,575
Convertible notes payable	172,268	160,629
Derivative liability	63,608	93,443
Total current liabilities	359,068	371,122

COMMITMENTS AND CONTINGENCIES (see Note 4)

STOCKHOLDERS' DEFICIT
Preferred stock, $.0001 par value; 20,000,000 shares authorized;
no shares issued and outstanding.	-	-
Common stock, $.0001 par value; 150,000,000 shares authorized;
2,153,173 shares issued and outstanding at August 31, 2010, and May 31, 2010	215	215
Additional paid-in capital	1,162,089	1,162,089
Accumulated deficit	(1,521,372)	(1,532,347)
Total Stockholders' Deficit	(359,068)	(370,043)
Total Liabilities and Stockholders' Deficit	$-	$1,079

See accompanying notes to the condensed consolidated financial statements.

BCM ENERGY PARTNERS, INC.
Condensed Consolidated Statements of Operations
 (Unaudited)

	For the Three Months Ended
	August 31,
	2010	2009
REVENUES	$-	$-

EXPENSES
General and administrative	7,221	2,769
Total expenses	7,221	2,769

NET LOSS FROM CONTINUING OPERATIONS	(7,221)	(2,769)

OTHER INCOME (EXPENSE)
Accretion of discount on convertible notes	(11,639)	(14,532)
Gain on change in fair value of conversion feature	29,835	21,658
Total other income	18,196	7,126

NET INCOME	$10,975	$4,357

Basic and diluted income per share	$0.01	$0.00

Weighted average shares outstanding - basic and diluted	2,153,173	2,153,173

See accompanying notes to the condensed consolidated financial statements.

BCM ENERGY PARTNERS, INC.
Condensed Consolidated Statements of Changes in Stockholders’ Deficit
(Unaudited)

					Additional		Total
	Common Stock		Preferred Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – May 31, 2009	2,153,173	$215	-	$-	$1,162,089	$(1,419,524)	$(257,220)
Net loss	-	-	-	-	-	(112,823)	(112,823)
Balance – May 31, 2010	2,153,173	$215	-	$-	$1,162,089	$(1,532,347)	$(370,043)
Net income	-	-	-	-	-	10,975	10,975
Balance – August 31, 2010	2,153,173	$215	-	$-	$1,162,089	$(1,521,372)	$(359,068)

See accompanying notes to the condensed consolidated financial statements.

BCM ENERGY PARTNERS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	August 31,
	2010	2009
Operating activities:
Net income	$10,975	$4,357
Adjustments to reconcile net income to net cash used in operating activities:
Accretion of discount on convertible notes	11,639	14,532
Change in fair value of conversion feature on convertible notes	(29,835)	(21,658)
Changes in operating assets and liabilities:
Accounts payable	4,250	2,715
Accrued liabilities	1,810	1,114
Bank overdraft	82	(13)
Net cash provided by (used in) operating activities	(1,079)	1,047

Net increase (decrease) in cash	(1,079)	1,047

Cash, beginning of period	1,079	-

Cash, end of period	$-	$1,047

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

On February 10, 2009, the Company entered into a purchase agreement (the “Purchase Agreement”) with Green Star Energies, Inc. ("Green Star") to acquire Green Star's interest in a number of oil and gas leases located in Beaver County, Pennsylvania. This acquisition is more fully described in Note 6 to the Company’s Consolidated Financial Statements included elsewhere in this Report. As of the date of this Report, the Company had not received title to the oil and gas leases from Green Star and considers the Purchase Agreement to be void. The Company is currently seeking to recover the consideration given to Green Star and its related parties, as they failed to deliver on the terms of the Purchase Agreement. On February 10, 2009, the Company also sold its only subsidiaries, Novori Marketing, Inc. and Novori Jewelry, Inc. The Company has no remaining interest in them.

On December 14, 2010, under a purchase agreement with BCM Energy Partners, LLC ("BCM"), the Company acquired BCM's entire interest in an oil field in Baton Rouge, Louisiana commonly known as University Field. The Company changed its name to “BCM Energy Partners, Inc.” on April 12, 2011. As used in this Report, the “Company”, “we”, “our”, or “us” refers to BCM Energy Partners, Inc.

During the period ended August 31, 2010, the Company's principal business was intended to be the acquisition and management of oil, gas and alternative energy operations. As of August 31, 2010, the Company had not produced any revenue from oil and gas operations.

The Company’s Condensed Consolidated Financial Statements included elsewhere in this Report have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the ability of the Company to acquire oil and gas properties or obtain necessary financing to continue operations, and the attainment of profitable operations. At August 31, 2010, the Company had a working capital deficit of $359,068 and had accumulated losses of $1,521,372. As noted above, as of August 31, 2010, the Company had not produced revenues from oil and gas operations. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. The Company’s Condensed Consolidated Financial Statements included elsewhere in this Report do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company's common shares are currently quoted on the OTC Pink market of OTC Markets Group, Inc. under the trading symbol “BCME.”

Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information required to be included in a complete set of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP).  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s 2010 Annual Report filed with the SEC on Form 10-K on September 1, 2011.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of August 31, 2010, the Company had no cash. As of May 31, 2010, the Company had $1,079 in cash. As of August 31, 2010 and May 31, 2010, the Company did not have any cash equivalents.

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

The estimated fair values of our financial assets and liabilities that are recognized at fair value on a recurring basis, using available market information and other observable data are as follows:

	August 31, 2010				August 31, 2009
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	Quoted Prices in Active Markets or Identical Assets				Quoted Prices in Active Markets or Identical Assets

		Significant Other Observable Inputs				Significant Other Observable Inputs
			Significant Unobservable Input				Significant Unobservable Input

Liabilities:
Derivative liability	$-	$63,608	$-	$63,608	$-	$79,749	$-	$79,749
Total financial liabilities	$-	$63,608	$-	$63,608	$-	$79,749	$-	$79,749

The carrying value of accounts payable and accrued liabilities are considered to approximate their fair value due to their short-term nature.

Basic and Diluted Net Income per Share

FASB Codification topic 260, Earnings per share, requires dual presentation of basic and diluted earnings per share (EPS) with a reconciliation of the numerator and denominator of the EPS computations. Basic earnings per share amounts are based on the weighted average shares of common stock outstanding. If applicable, diluted earnings per share would assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. Diluted net income per share on the potential exercise of the equity-based financial instruments is not presented where anti-dilutive.

The table below shows the earnings per share, basic and diluted, for the three months ended August 31, 2010 and 2009:

	2010	2009
Net income	10,975	4,357
Weighted average common shares outstanding	2,153,173	2,153,173
Earnings per share:
Basic and diluted income per share	0.01	0.00

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

Note 2 – Convertible Notes and Derivative Liability

On February 10, 2009, the Company issued $180,975 of convertible notes payable to two different note holders, bearing interest at 6% per annum, requiring payment of principal and interest monthly. Any outstanding balance plus accrued interest could be converted into the Company's common stock at a 20% discount to the market at the day of conversion. The conversion features was analyzed under FASB Codification Topic 815, Derivatives and Hedging. Bifurcation of the conversion option from the host contract and accounting for it separately as a derivative may have been necessary if (a) the conversion feature was not clearly and closely related to the host contract, (b) the hybrid instrument is not accounted for at fair value, and (c) a separate instrument with the same terms as the embedded instrument would qualify as a derivative instrument. To determine if the conversion option was indexed to the Company's own stock, the Company applied the two step approach as defined by ASC 815-40. In assessing step 2, by evaluating the conversion instrument's settlement provisions, the Company concluded that, pursuant to the guidance, the number of shares into which the note was convertible was not fixed and accordingly, the Company determined that the conversion feature of the note met the criteria of an embedded derivative and therefore the conversion feature of the debt needed to be bifurcated and accounted for as a derivative. The debt did not meet the definition of “conventional convertible debt” because the number of shares which could have been issued upon the conversion of the debt was not fixed. Therefore, the conversion feature, pursuant to ASC 815-40, was accounted for as a derivative liability. Pursuant to this guidance, the Company adjusts the carrying value of the conversion feature to its fair value at each reporting date. During the three months ended August 31, 2010, the Company recognized a gain on the change in the fair value of the conversion feature of $29,835, decreasing the carrying value of the derivative liability to $63,608 as of August 31, 2010. For the three months ended August 31, 2010, the Company accreted interest expense of $11,639, increasing the carrying value of the notes to $172,268. As of August 31, 2010, the Company accrued interest of $15,385 and has been recorded in general and administrative expense in the consolidated statements of operations.

During the three months ended August 31, 2009, the Company recognized a gain on the change in the fair value of the conversion feature of $21,658 decreasing the carrying value of the derivative liability to $79,749. For the three months ended August 31, 2009, the Company accreted interest expense of $14,532 increasing the carrying value of the convertible notes to $112,617.  At August 31, 2009, accrued interest of $5,430 had been recorded and is included in general and administrative expenses in the consolidated statements of operations.

The Company calculated the fair value of these instruments using the Black-Scholes pricing model. The significant assumptions used in the calculation of the instruments fair value are detailed in the table below. The initial value of the derivative liability for the embedded conversion features at the date of issuance was $101,509, which was recorded in the accompanying consolidated balance sheet. The value of the derivative liability for the embedded conversion features at May 31, 2010 and 2009 was $93,443 and $101,407, respectively. The offset to this entry was recorded to debt discount which will be amortized over the life of the note using the effective interest rate method.

	For the Three Months Ended	For the Three Months Ended
	August 31, 2010	August 31, 2009
Weighted average volatility	73%	45%
Expected dividends	0%	0%
Expected term	1.4 years	1.4 years
Risk-free rate	0.34%	0.32%

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

Note 3 – Commitments

On December 1, 2006, the Company entered into a consulting agreement with a company to provide professional services relating to the search engine optimization of the Company’s Website. Under the terms of the agreement, the Company was obligated to pay $15,000 per month for an 18-month term commencing December 1, 2006. The Company changed the terms to pay $7,500 per month beginning on January 1, 2008. During the year ended May 31, 2008, the Company recorded promotion and advertising fee of $135,000, of which $55,000 is included in accounts payable as of August 31, 2010.

Note 4 – Contingent Liabilities

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

Note 5 – Income Taxes

Income taxes are provided in accordance with FASB Codification topic 740, Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss-carry forwards. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that, some portion or all of the deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment. As of August 31, 2010, the Company had a net operating loss carryforward of approximately $1,067,000 available to offset taxable income in future years, which commence expiring in fiscal 2013. Pursuant to ASC 740, the potential benefit of the net operating loss carryforward has not been recognized in the consolidated financial statements because the Company could not be assured that it is more likely than not that such benefit will be utilized in future years.

Note 6 – Purchase of Oil and Gas Properties

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

Note 7 – Subsequent Events

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

Overview

The following is a discussion of the financial condition of the Company as of August 31, 2010, and results of operations of the Company as of and for the period ended August 31, 2010.  This discussion should be read in conjunction with the Financial Statements of the Company and the related notes included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on September 1, 2011.

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

During its fiscal three months ended August 31, 2010, the Company's principal business was intended to be the acquisition and management of oil, gas and alternative energy operations. As of August 31, 2010, the Company had not produced any revenue from oil and gas operations.

The Company’s Condensed Consolidated Financial Statements included elsewhere in this Report have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the ability of the Company to acquire oil and gas properties or obtain necessary financing to continue operations, and the attainment of profitable operations. At August 31, 2010, the Company had a working capital deficit of $359,068 and had accumulated losses of $1,521,372. As noted above, as of August 31, 2010, the Company had not produced revenues from oil and gas operations. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. The Company’s Condensed Financial Statements included elsewhere in this Report do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Results of Operations

Comparison of the Three Months Ended August 31, 2010 to the Three Months Ended August 31, 2009

Revenues

The Company did not produce any revenue for the three months ended August 31, 2010 or 2009.

Operating Expenses

Our total operating expenses for the three months ended August 31, 2010 increased $4,452 or approximately 161% to $7,221 from $2,769 for the three months ended August 31, 2009. This increase is primarily attributable to the fees associated with the OTC Markets.

Our total operating expenses for the three months ended August 31, 2010 of $7,221 consisted of fees associated with the OTC Markets of $4,100, interest expense on convertible notes of $1,810, miscellaneous expenses of $1,241 and bank fees of $70.

Our total operating expenses for the three months ended August 31, 2009 of $2,769 consisted of interest expense of $2,715 and bank fees of $54.

Net Income

We had income of $10,975 for the three months ended August 31, 2010. This income is primarily attributable to the gain on change in fair value of conversion feature of $29,835, offset by the accretion of discount on convertible notes of $11,639 and the general and administrative expense of $7,221.

We had income of $4,357 for the three months ended August 31, 2009. This income is primarily attributable to the gain on change in fair value of conversion feature of $21,658, offset by the accretion of discount on convertible notes of $14,532 and the general and administrative expense of $2,769.

Liquidity and Capital Resources

As of August 31, 2010, we had a working capital deficit of $359,068 consisting of liabilities of $359,068. As of August 31, 2010, we had no cash. Our accumulated deficit of $1,521,372 as of August 31, 2010 was mainly funded by a combination of prior debt and equity financing by way of private placements of our common stock.

Net cash used in operations was $1,079 for the three months ended August 31, 2010 compared to net cash provided by operating activities of $1,047 for the three months ended August 31, 2009. For the three months ended August 31, 2010, net cash used in operations consisted primarily of net income of $10,975, offset by non-cash expenses of $11,639 related to the accretion of discount on convertible notes and a gain on change in fair value of conversion feature of $29,835. Additionally, changes in operating assets and liabilities impacted the net cash provided by operating activities. These changes included an increase in accounts payable of $4,250, and increase in accrued liabilities of $1,810, and an increase in bank overdraft of $82. For the three months ended August 31, 2009, net cash provided by operating activities consisted primarily of net income of $4,357, offset by non-cash expenses of $14,532 related to the accretion of discount on convertible notes and a gain on change in fair value of conversion feature of $21,658. Additionally, changes in operating assets and liabilities impacted the net cash provided by operating activities. These changes included an increase in inventory of $2,715, an increase in accounts payable of $2,715, an increase in accrued liabilities of $1,114, and a decrease in bank overdraft of $13.

There was no net cash provided by or used in financing activities or investing activities in the three months ended August 31, 2010 or 2009.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of the period covered by this Report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of August 31, 2010.

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

Under the supervision and with the participation of management, including its principal executive officer and principal financial officer, the Company’s management assessed the design and operating effectiveness of internal control over financial reporting as of August 31, 2010 based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, management concluded that the Company’s internal control over financial reporting was not effective as of August 31, 2010.

In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses at August 31, 2010:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended August 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

As of August 31, 2010, other than the proceedings described below, we knew of no material pending legal proceedings to which the Company was a party or of which its property was the subject.

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

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

BCM ENERGY PARTNERS, INC.
(Registrant)

September 7, 2011	By	/s/ Raymond G. Bailey
Raymond G. Bailey
Chief Executive Officer

September 7, 2011	By	/s/ Charles B. Mathews
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