Form 10-Q
period 2010-11-30
BCM Energy Partners Inc.
filed 2011-09-08
CIK 1343257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2010

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

BCM ENERGY PARTNERS, INC.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements
BCM ENERGY PARTNERS, INC.
Condensed Consolidated Balance Sheets

	November 30, 2010	May 31, 2010
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash	$-	$1,079
Total assets	-	1,079

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$107,725	$103,475
Accrued liabilities	15,467	13,575
Convertible notes payable	172,268	160,629
Derivative liability	63,608	93,443
Total current liabilities	359,068	371,122

COMMITMENTS AND CONTINGENCIES (see Note 3)

STOCKHOLDERS' DEFICIT
Preferred stock, $.0001 par value; 20,000,000 shares authorized;
no shares issued and outstanding.	-	-
Common stock, $.0001 par value; 150,000,000 shares authorized;
2,153,173 shares issued and outstanding at November 30, 2010, and May 31, 2010	215	215
Additional paid-in capital	1,162,089	1,162,089
Accumulated deficit	(1,521,372)	(1,532,347)
Total Stockholders' Deficit	(359,068)	(370,043)
Total Liabilities and Stockholders' Deficit	$-	$1,079

See accompanying notes to the condensed consolidated financial statements.

BCM ENERGY PARTNERS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	November 30,		November 30,
	2010	2009	2010	2009
REVENUES	$-	$-	$-	$-

EXPENSES
General and administrative	-	2,706	7,221	5,475
Total expenses	-	2,706	7,221	5,475

NET LOSS FROM CONTINUING OPERATIONS	-	(2,706)	(7,221)	(5,475)

OTHER INCOME (EXPENSE)
Accretion of discount on convertible note	-	(15,244)	(11,639)	(29,776)
Gain on change in fair value of conversion feature	-	10,057	29,835	31,715
Total other income (expense)	-	(5,187)	18,196	1,939

NET INCOME (LOSS)	$-	$(7,893)	$10,975	$(3,536)

Basic and diluted income (loss) per share	$-	$(0.00)	$0.01	$(0.00)

Weighted average shares outstanding - basic and diluted	2,153,173	2,153,173	2,153,173	2,153,173

See accompanying notes to the condensed consolidated financial statements.

BCM ENERGY PARTNERS, INC.
Condensed Consolidated Statements of Changes in Stockholders’ Deficit
(Unaudited)

					Additional		Total
	Common Stock		Preferred Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – May 31, 2009	2,153,173	$215	-	$-	$1,162,089	$(1,419,524)	$(257,220)
Net loss	-	-	-	-	-	(112,823)	(112,823)
Balance – May 31, 2010	2,153,173	$215	-	$-	$1,162,089	$(1,532,347)	$(370,043)
Net income	-	-	-	-	-	10,975	10,975
Balance – November 30, 2010	2,153,173	$215	-	$-	$1,162,089	$(1,521,372)	$(359,068)

See accompanying notes to the condensed consolidated financial statements.

BCM ENERGY PARTNERS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	November 31,
	2010	2009
Operating activities:
Net income (loss)	$10,975	$(3,536)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Accretion of discount on convertible notes	11,639	29,776
Change in fair value of conversion feature on convertible notes	(29,835)	(31,715)
Changes in operating assets and liabilities:
Accounts payable	4,250	-
Accrued liabilities	1,892	5,430
Bank overdraft	-	45
Net cash used in operating activities	(1,079)	-

Net decrease in cash	(1,079)	-

Cash, beginning of period	1,079	-

Cash, end of period	$-	$-

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

During the period ended November 30, 2010, the Company's principal business was intended to be the acquisition and management of oil, gas and alternative energy operations. As of November 30, 2010, the Company had not produced any revenue from oil and gas operations.

The Company’s Condensed Consolidated Financial Statements included elsewhere in this Report have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the ability of the Company to acquire oil and gas properties or obtain necessary financing to continue operations, and the attainment of profitable operations. At November 30, 2010, the Company had a working capital deficit of $359,068 and had accumulated losses of $1,521,372. As noted above, as of November 30, 2010, the Company had not produced revenues from oil and gas operations. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. The Company’s Condensed Consolidated Financial Statements included elsewhere in this Report do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of November 30, 2010, the Company had no cash. As of May 31, 2010, the Company had $1,079 in cash. As of November 30, 2010 and May 31, 2010, the Company did not have any cash equivalents.

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

The estimated fair values of our financial assets and liabilities that are recognized at fair value on a recurring basis, using available market information and other observable data are as follows:

	November 30, 2010				November 30, 2009
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	Quoted Prices in Active Markets or Identical Assets				Quoted Prices in Active Markets or Identical Assets

		Significant Other Observable Inputs				Significant Other Observable Inputs
			Significant Unobservable Input				Significant Unobservable Input

Liabilities:
Derivative liability	$-	$63,608	$-	$63,608	$-	$69,692	$-	$69,692
Total financial liabilities	$-	$63,608	$-	$63,608	$-	$69,692	$-	$69,692

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

The table below shows the earnings per share, basic and diluted, for the three and six months ended November 30, 2010 and 2009:

	For the Three Months Ended		For the Six Months Ended
	November 30,		November 30,
	2010	2009	2010	2009
Net income (loss)	$-	$(7,893)	$10,975	$(3,536)
Weighted average common shares outstanding	2,153,173	2,153,173	2,153,173	2,153,173
Earnings per share:
Basic and diluted income (loss) per share	$0.00	$(0.00)	$0.01	$(0.00)

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

Note 2 – Convertible Notes and Derivative Liability

On February 10, 2009, the Company issued $180,975 of convertible notes payable to two different note holders, bearing interest at 6% per annum, requiring payment of principal and interest monthly. Any outstanding balance plus accrued interest could be converted into the Company's common stock at a 20% discount to the market at the day of conversion. The conversion features was analyzed under FASB Codification Topic 815, Derivatives and Hedging. Bifurcation of the conversion option from the host contract and accounting for it separately as a derivative may have been necessary if (a) the conversion feature was not clearly and closely related to the host contract, (b) the hybrid instrument is not accounted for at fair value, and (c) a separate instrument with the same terms as the embedded instrument would qualify as a derivative instrument. To determine if the conversion option was indexed to the Company's own stock, the Company applied the two step approach as defined by ASC 815-40. In assessing step 2, by evaluating the conversion instrument's settlement provisions, the Company concluded that, pursuant to the guidance, the number of shares into which the note was convertible was not fixed and accordingly, the Company determined that the conversion feature of the note met the criteria of an embedded derivative and therefore the conversion feature of the debt needed to be bifurcated and accounted for as a derivative. The debt did not meet the definition of “conventional convertible debt” because the number of shares which could have been issued upon the conversion of the debt was not fixed. Therefore, the conversion feature, pursuant to ASC 815-40, was accounted for as a derivative liability. Pursuant to this guidance, the Company adjusts the carrying value of the conversion feature to its fair value at each reporting date. During the three and six months ended November 30, 2010, the Company recognized a gain on the change in the fair value of the conversion feature of $0 and $29,835, respectively, decreasing the carrying value of the derivative liability to $63,608 as of November 30, 2010. For the three and six months ended November 30, 2010, the Company accreted interest expense of $0 and $11,639, respectively, increasing the carrying value of the notes to $172,268. As of November 30, 2010, the Company accrued interest of $15,385 related to these convertible notes payable and is recorded as accrued liabilities on the condensed consolidated balance sheets.

During the three and six months ended November 30, 2009, the Company recognized a gain on the change in the fair value of the conversion feature of $10,057 and $31,715, respectively, decreasing the carrying value of the derivative liability to $69,692 as of November 30, 2009. For the three and six months ended November 30, 2009, the Company accreted interest expense of $15,244 and $29,776, respectively, increasing the carrying value of the convertible notes to $127,861.  As of November 30, 2009, the Company accrued interest of $8,145 related to these convertible notes payable and is recorded as accrued liabilities on the condensed consolidated balance sheets.

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

	For the Six Months Ended	For the Six Months Ended
	November 30, 2010	November 30, 2009
Weighted average volatility	42%	45%
Expected dividends	0%	0%
Expected term	1.4 years	1.4 years
Risk-free rate	0.27%	0.27%

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

Note 3 – Commitments

On December 1, 2006, the Company entered into a consulting agreement with a company to provide professional services relating to the search engine optimization of the Company’s Website. Under the terms of the agreement, the Company was obligated to pay $15,000 per month for an 18-month term commencing December 1, 2006. The Company changed the terms to pay $7,500 per month beginning on January 1, 2008. During the year ended May 31, 2008, the Company recorded promotion and advertising fee of $135,000, of which $55,000 is included in accounts payable as of November 30, 2010.

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

Note 5 – Income Taxes

Income taxes are provided in accordance with FASB Codification topic 740, Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss-carry forwards. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that, some portion or all of the deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment. As of November 30, 2010, Company had a net operating loss carryforward of approximately $1,067,000 available to offset taxable income in future years, which commence expiring in fiscal 2013. Pursuant to ASC 740, the potential benefit of the net operating loss carryforward has not been recognized in the consolidated financial statements because the Company could not be assured that it is more likely than not that such benefit will be utilized in future years.

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

Note 7 – Subsequent Events

Recent new accounting standards require that management disclose the date to which subsequent events have been evaluated and the basis for such date.  Accordingly, management has evaluated subsequent events through September 8, 2011, the date upon which the consolidated financial statements were issued.

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

During the period ended November 30, 2010, the Company's principal business was intended to be the acquisition and management of oil, gas and alternative energy operations. As of November 30, 2010, the Company had not produced any revenue from oil and gas operations.

The Company’s Condensed Consolidated Financial Statements included elsewhere in this Report have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the ability of the Company to acquire oil and gas properties or obtain necessary financing to continue operations, and the attainment of profitable operations. At November 30, 2010, the Company had a working capital deficit of $359,068 and had accumulated losses of $1,521,372. As noted above, as of November 30, 2010, the Company had not produced revenues from oil and gas operations. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. The Company’s Condensed Financial Statements included elsewhere in this Report do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Results of Operations

Comparison of the Three Months Ended November 30, 2010 to the Three Months Ended November 30, 2009

Revenues

The Company did not produce any revenue for the three months ended November 30, 2010 or 2009.

Operating Expenses

Our total operating expenses for the three months ended November 30, 2010 decreased $2,706 or 100% to $0 from $2,706 for the three months ended November 30, 2009.

Our total operating expenses for the three months ended November 30, 2009 of $2,706 consisted of $2,706 in general and administrative expenses consisting of interest expense on convertible notes of $2,715 and bank fee credits of $9.

Net Loss

We had no net income or loss for the three months ended November 30, 2010.

We had a net loss of $7,893 for the three months ended November 30, 2009. This loss is primarily attributable to the accretion of discount on convertible notes of $15,244 and the general and administrative expense of $2,706, offset by a gain on change in fair value of conversion feature of $10,057.

Comparison of the Six Months Ended November 30, 2010 to the Six Months Ended November 30, 2009

Revenues

The Company did not produce any revenue for the six months ended November 30, 2010 or 2009.

Operating Expenses

Our total operating expenses for the six months ended November 30, 2010 increased $1,746 or approximately 32% to $7,221 from $5,475 for the six months ended November 30, 2009. This increase is primarily attributable to the fees associated with the OTC Markets.

Our total operating expenses for the six months ended November 30, 2010 of $7,221 consisted of fees associated with the OTC Markets of $4,100, interest expense on convertible notes of $1,810, miscellaneous expenses of $1,241 and bank fees of $70.

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

Net Income (Loss)

We had income of $10,975 for the six months ended November 30, 2010. This income is primarily attributable to the gain on change in fair value of conversion feature of $29,835, offset by the accretion of discount on convertible notes of $11,639 and the general and administrative expense of $7,221.

We had a net loss of $3,536 for the six months ended November 30, 2009. This loss is primarily attributable to the accretion of discount on convertible notes of $29,776 and the general and administrative expense of $5,475 offset by the gain on change in fair value of conversion feature of $31,715.

Liquidity and Capital Resources

As of November 30, 2010, we had a working capital deficit of $359,068 consisting of liabilities of $359,068. As of November 30, 2010, we had no cash. Our accumulated deficit of $1,521,372 as of November 30, 2010 was mainly funded by a combination of prior debt and equity financing by way of private placements of our common stock.

Net cash used in operations was $1,079 for the three months ended November 30, 2010 compared to no net cash provided by or used in operating activities for the six months ended November 30, 2009. For the six months ended November 30, 2010, net cash used in operations consisted primarily of net income of $10,975, offset by non-cash expenses of $11,639 related to the accretion of discount on convertible notes and a gain on change in fair value of conversion feature of $29,835. Additionally, changes in operating assets and liabilities impacted the net cash provided by operating activities. These changes included an increase in accounts payable of $4,250, and an increase in accrued liabilities of $1,892. For the six months ended November 30, 2009, net cash provided by operating activities consisted primarily of a net loss of $3,536 and a gain on change in fair value of conversion feature of $31,715 offset by non-cash expenses of $29,776 related to the accretion of discount on convertible notes. Additionally, changes in operating assets and liabilities impacted the net cash provided by operating activities. These changes included an increase in accrued liabilities of $5,430, and a decrease in bank overdraft of $45.

There was no net cash provided by or used in financing activities or investing activities in the six months ended November 30, 2010 or 2009.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of the period covered by this Report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of November 30, 2010.

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

Under the supervision and with the participation of management, including its principal executive officer and principal financial officer, the Company’s management assessed the design and operating effectiveness of internal control over financial reporting as of November 30, 2010 based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, management concluded that the Company’s internal control over financial reporting was not effective as of November 30, 2010.

In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses at November 30, 2010:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the six months ended November 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

As of November 30, 2010, other than the proceedings described below, we knew of no material pending legal proceedings to which the Company was a party or of which its property was the subject.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Subsequent Events

Recent new accounting standards require that management disclose the date to which subsequent events have been evaluated and the basis for such date.  Accordingly, management has evaluated subsequent events through September 8, 2011, the date upon which the consolidated financial statements were issued.

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

Item 3.  Defaults upon Senior Securities.

None.

Item 4.  (Removed and Reserved).

Item 5.  Other Information.

None.

Item 6.  Exhibits.

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BCM ENERGY PARTNERS, INC.
(Registrant)

September 8, 2011	By	/s/ Raymond G. Bailey
Raymond G. Bailey
Chief Executive Officer

September 8, 2011	By	/s/ Charles B. Mathews
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