Form 10-K
period 2010-12-31
BCM Energy Partners Inc.
filed 2012-06-08
CIK 1343257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

Commission File Number: 333-130344

BCM ENERGY PARTNERS, INC.

(Exact name of registrant as specified in its charter)

Aeon Holdings, Inc.

(Former name of former address, if changed since last report)

Delaware	47-0948014
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

301 St. Charles Ave., Fl 3 New Orleans, LA	70130
(Address of principal executive offices)	(Zip Code)

(504) 264-5160

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: Common stock, $0.0001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [  ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 13(d) of the Act. [  ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [  ] Yes [X] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [  ] Yes [X] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [  ] No [X]

At May 31, 2012, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $632,044. This aggregate market value is estimated solely for purposes of this report and is based on the closing price for the registrant’s common stock on May 31, 2012 of $1.10 as reported on the Over-the-Counter Markets. For the purpose of this report, it has been assumed that all officers and directors of the issuer are affiliates of the registrant. The statements made herein shall not be construed as an admission for determining the affiliate status of any person.

As of May 31, 2012, the registrant had 3,091,785, issued and outstanding shares of common stock.

BCM ENERGY PARTNERS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2010

EXPLANATORY NOTE

On December 14, 2010, Aeon Holdings, Inc. (“Aeon”) entered into and closed on a purchase agreement (the "Purchase Agreement") with BCM Energy Partners, LLC ("BCM, LLC") to acquire BCM, LLC's entire interest in that certain oil field in Baton Rouge, Louisiana known as University Field, in exchange for 4,800,000 shares of Aeon’s preferred stock. The issuance of 4,800,000 shares of Aeon’s preferred stock (with voting and conversion rights equivalent to common stock at a 20 to 1 ratio) to BCM, LLC resulted in a change in control of Aeon. As of the date of the Purchase Agreement, BCM beneficially owned approximately 80% of Aeon’s voting common stock and common stock equivalents. On April 12, 2011, Aeon changed its name to BCM Energy Partners, Inc. (the “Company”). As a result of the transactions under the Purchase Agreement, the Company elected to change its fiscal year-end from May 31 to December 31.

This report includes audited consolidated financial statements and discusses the business of the Company as it existed during the period, prior to the completion of the transactions under the Purchase Agreement, and during the time that we were a shell company with no business operations. As a result of the completion of the transactions under the Purchase Agreement, we are no longer a shell company and we are currently engaged in active business operations. For a description of our current business, investors should refer to this Report and additional disclosures we make in reports and other documents we file with the Securities and Exchange Commission (the “SEC”) for periods subsequent to December 14, 2010, which was the date of the consummation of the transactions under the Purchase Agreement.

As used in this Report, unless otherwise stated, all references to the “Company”, “we,” “our”, “us” and words of similar import, refer to BCM Energy Partners, Inc.

FORWARD-LOOKING STATEMENTS

This annual report contains “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 regarding future events and the future results of the Company that are based on current expectations, estimates, forecasts, and projections as well as the beliefs and assumptions of the Company’s management. Words such as “outlook,” “believes,” “expects,” “appears,” “may,” “will,” “should,” “anticipates” or the negative or correlations thereof or comparable terminology are intended to identify such forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this annual report. We undertake no obligation to revise or update publicly any forward-looking statements.

PART I.

ITEM 1. BUSINESS.

Overview

The Company was incorporated as Novori Inc. in the State of Delaware on July 26, 2004. Effective July 27, 2004, the Company incorporated a wholly-owned subsidiary, Novori Marketing Inc., in the Province of British Columbia, Canada. Effective October 20, 2008, the Company incorporated a wholly-owned subsidiary, Novori Jewelry Inc., in the State of Delaware. Effective December 22, 2008, the Company incorporated a wholly-owned subsidiary, Aeon Holdings, Inc., in the State of Delaware. On January 6, 2009, the Company merged its operations with its subsidiary, Aeon Holdings, Inc., and changed its name to Aeon Holdings, Inc.

On December 14, 2010, under the Purchase Agreement with BCM, LLC, the Company acquired BCM LLC's entire interest in an oil field in Baton Rouge, Louisiana commonly known as University Field. The Company changed its name to “BCM Energy Partners, Inc.” on April 12, 2011.

BCM Energy Partners, Inc. is an oil and gas acquisition and development company focused on sub-scale, undercapitalized or "off-the-radar" assets in known reservoirs, consisting of producing and shut-in reserves with significant in-field potential. Many of these fields have not been properly engineered or subjected to geologic review for over 20 years, representing potential for untapped reserves.

Our business model is based on identifying, acquiring and developing these types of assets, primarily in the U.S. Gulf Coast region where our management has significant experience.

Since late 2007, BCM has been actively developing a network of industry operators, managers and investors throughout the Gulf Coast with a focus on identifying these types of opportunities.

BCM currently owns and operates a producing oil field in East Baton Rouge Parish, LA and non-productive (shut-in) acreage in Guadalupe County, TX and is in negotiations to acquire multiple producing and shut-in properties across the Gulf Coast.

During the year ended December 31, 2010, the Company's principal business was the acquisition and management of oil and gas production.

The Company’s audited consolidated financial statements included elsewhere in this report have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the ability of the Company to acquire oil and gas properties or obtain necessary financing to continue operations, and the attainment of profitable operations. At December 31, 2010, the Company had a working capital deficit of $2,602,022and had accumulated losses of $139,229. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. The Company’s audited consolidated financial statements included elsewhere in this report do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company's common shares are currently quoted on the OTC Pink market of OTC Markets Group, Inc. under the trading symbol “BCME.”

Current Business

The Company is an acquisition and development company focused on distressed or "off-the-radar" oil and gas assets in known reservoirs, consisting of producing and shut-in reserves with significant in-field potential. The Company is currently focused on oil assets in Louisiana and Texas with plans to expand nationwide through joint ventures and strategic partnerships. As of December 31, 2010, the Company owned one hundred percent (100%) of the working interests in one producing oil and gas property, University Field, located in Baton Rouge, Louisiana.

The Company’s strategy and plan of business is as follows:

●	Acquire underperforming, undervalued, or underdeveloped oil and gas properties;

●	Apply the Company’s corporate and operational management to increase the production of acquired oil and gas properties through low-risk in-field development.

On December 20, 2010, the Company’s Board of Directors approved a change in the Company’s fiscal year end from May 31 to December 31, effective as of the fourth quarter in 2010.

On December 25, 2010, the Company incorporated a wholly owned subsidiary, BCM Energy Louisiana, LLC (“BCMEL”), in the State of Louisiana.

On February 1, 2011, the Company assigned its full interest in University Field to BCMEL.

Also on February 24, 2011, BCM Energy Louisiana, LLC (“BCMEL”) executed a promissory note made payable to University Field Oil, LLC (“UFO”), a subsidiary of Worthmore Capital, LLC (“Worthmore”), in the original principal amount of $50,000 (the “February UFO Note”). The February UFO Note was due on March 31, 2011, accrued interest at the annual rate of 8.0% percent, and was unsecured.

On February 24, 2011, the Operating Agreement of BCMEL was executed by University Field Oil LLC (“UFO”), a subsidiary of Worthmore Capital, LLC and the Company, granting 51% of the membership interests in BCMEL to UFO and 49% to the Company. Per this operating agreement, UFOwould retain a 51% Membership Interest in BCM Energy Louisiana, LLC until the UFO Note is repaid. The Company would retain a 49% Membership Interest in BCM Energy Louisiana, LLC. Upon a refinancing that involves payment of the principal amount of the UFO Note, the Membership Interest owned by Worthmore in BCM Louisiana will be reduced per an earn-out schedule.

On March 1, 2011, the Company executed a purchaser oil contract with Katrina Energy, LLC to market petroleum products produced from University Field.

On April 12, 2011, the Company changed its name to “BCM Energy Partners, Inc.” and began trading under the symbol “BCME” on the OTC Pink Market of OTC Markets Group, Inc.

On May 26, 2011, BCM Energy Louisiana, LLC, a subsidiary of the Company, executed a promissory note made payable to UFO in the original principal amount of $1,325,000 (the “UFO Note”). The UFO Note is due on May 31, 2013, accrues interest at the annual rate of 8.0% percent, and is senior secured by all assets of BCM Energy Louisiana, LLC. The Company used the funds from the UFO Note to payoff the February UFO Note and refinance the Credit Lines and the Bank Note (referenced in Note 11 - Lines of Credit) and to develop University Field.

On May 31, 2011, the Company incorporated a wholly owned subsidiary, BCM Energy Texas, LLC (“BCM Energy Texas”), in the State of Texas.

On June 22, 2011, the UFO Note was amended and restated in the original principal amount of $1,525,000 to include additional funds loaned by UFO. This amended and restated UFO Note replaced the UFO Note executed on May 26, 2011. Also on June 22, 2011, the BCM Energy Louisiana, LLC operating agreement was amended with a provision that required full repayment of the UFO note by August 22, 2011 to effect an earn-out for the Company. This deadline passed without full repayment, so the equity ownership in BCM Energy Louisiana, LLC remains with Worthmore Capital, LLC.

On August 10, 2011, the Company incorporated a wholly owned subsidiary, BCM Energy EOR, LLC, in the State of Delaware.

On August 17, 2011, the Company’s wholly-owned subsidiary, BCM Energy Texas, entered into a purchase agreement with Drum O&G to acquire 90% of Drum O&G’s 18 working interests in oil and gas wells located in Liberty County, Texas in exchange for $967,742 in cash, subject to ordinary adjustments. Drum O&G also granted to BCM Energy Texas a one-year option to acquire 90% of Drum O&G’s 17 working interests in oil and gas wells located in Liberty County, Texas. BCM Energy Texas also entered into a purchase agreement with Drum Equipment to acquire 90% of Drum Equipment’s 27 working interests in oil and gas wells also located in Liberty County, Texas in exchange for $1,617,512 in cash, subject to ordinary adjustments. Drum Equipment also granted to BCM Energy Texas a one-year option to acquire 90% of Drum O&G’s 19 working interests in oil and gas wells located in Liberty County, Texas. (The purchase agreements with Drum O&G and Drum Equipment described in this paragraph are collectively referred to as the “Drum Purchase Agreement.”)

On September 21, 2011, the Company entered into a joint venture agreement (“JVA”) with Red Canyon, Inc. (“Red Canyon”) to form BCM Energy Colorado, LLC (“BCMEC”). As a result of the JVA, the Company controls 51% of BCMEC, and Red Canyon controls 49% of BCMEC. In addition, in connection with the JVA, the Company entered into an independent contractor agreement with Christian Pierce to serve as the Vice President of Business Development and President of BCMEC. In consideration for these services, the Company issued to Mr. Pierce 10,000 shares of common stock valued at $40,000.

On September 30, 2011, the Company entered into a memorandum of understanding (“MOU”) with Elliptical Oilfield Services, LLC (“Elliptical”). Under the MOU, Elliptical is to provide introductions to sellers of oil and gas properties; introductions to investors, brokers, analysts, bankers or similar parties; access to geological, geophysical and engineering data associated with acquisition opportunities; and administrative support to the Company. In consideration of these services, the Company issued to Elliptical 10,000 shares of common stock valued at $21,500 and agreed to pay Elliptical up to 5% of the value of any potential acquisition which leads to a consummated transaction that was the result of an introduction from Elliptical.

On October 11, 2011, the Company entered into an engagement agreement with Starlight Investments, LLC (“SIL”) to engage SIL on an exclusive and best efforts basis, to provide financial services to the Company, including financial consulting and investment banking services. BCM agreed to pay SIL a monthly retainer for up to three (3) months and up to 6.0% in closing fees upon a successful financing transaction.

On October 13, 2011, the Company entered into an extension agreement with Drum O&G and Drum Equipment related to the Drum Purchase Agreement dated August 17, 2011. In consideration for the extension, the Company paid Drum O&G and Drum Equipment $25,000. This extension is for the period ended November 15, 2011.

On October 19, 2011, the Company entered into a consulting agreement with Brighton Capital, LLC (“Brighton”) to provide certain strategic advisory services to the Company, including assisting the Company with its business strategy, acquisition strategy and structure and capital strategies. The term of the agreement is 180 days unless it is mutually extended by both parties, and the agreement can be terminated by either party upon 30 days’ written notice to the other party.

Properties

University Field

University Field comprises 14 leases covering approximately 300 gross acres in East Baton Rouge Parish, Louisiana with 19 current wells located in-field. BCM, LLC acquired the University Field assets in July 2010 for 66.66% of its membership interests and the assumption of approximately $2,200,000 in liabilities associated with the University Field assets. At the time of the acquisition, two wells were producing.

At December 31, 2010, the Company's total gross surface developed and undeveloped acreage in the State of Louisiana was approximately 300 gross acres and total net developed and undeveloped acreage was approximately 250 acres.

As of December 31, 2010, we were operating two producing wells in the State of Louisiana that produce approximately 30 barrels of oil per day (bopd). Our oil production sales totaled 4,588barrels of oil, net to our interest for our year ended December 31, 2010. We operate a majority of our oil and gas properties. At December 31, 2010, the Company’s total estimated net proved reserves were approximately 359thousand Boe, of which 324thousand Bbls were crude oil and 206MMcf were natural gas reserves. Also as of December 31, 2010, the Company’s total estimated net probable reserves were approximately 748 thousand Boe, of which 624 thousand Bbls were crude oil reserves and 745MMcf were natural gas reserves (see Supplemental Information to audited consolidated financial statements).

The Company utilizes contractors on an "as-needed" basis to carry out various functions of the Company, including but not limited to field operations and engineering.

Following industry standards, the Company generally acquires oil and natural gas acreage without warranty of title except as to claims made by, through, or under the transferor. In these cases, the Company attempts to conduct extensive due diligence as to title before the acquisition, but it cannot assure that there will be no losses resulting from title defects or from defects in the assignment of leasehold rights. Title to property most often carries encumbrances, such as royalties, overriding royalties, carried and other similar interests, and contractual obligations, all of which are customary within the oil and natural gas industry.

Developed and Undeveloped Leasehold Acreage

As of December 31, 2010, the Company owned leasehold interests in the following developed in both gross and net acreage. The Company did not own any undeveloped acreage as of December 31, 2010.

	Developed
	Gross Acreage	Net Acreage
Louisiana	300	250

Production

The following table summarizes, for the year ended December 31, 2010, the Company’s net share of oil and natural gas production, based on the average sales price per barrel (BBL). "Net" production is production that the Company owns either directly or indirectly through partnership or joint venture interests reduced to its interest after deducting royalty, limited partner or other similar interests. The Company generally sells its oil and natural gas at prices then prevailing on the "spot market" and does not have any material long-term contracts for the sale of natural gas at a fixed price.

For the Year Ended
December 31, 2010
Net Volume
Oil (bbl)	4588

Average Sales Price
Oil (bbl)	$80.38

Net Production Costs and Taxes	$133,931

Net Proved Oil and Natural Gas Reserves

As of December 31, 2010, the Company’s total estimated net proved reserves were approximately 359 thousand Boe, of which 324 thousand Bbls were crude oil and 206 MMcf were natural gas reserves.

Also as of December 31, 2010, the Company’s total estimated net probable reserves were approximately 748 thousand Boe, of which 624 thousand Bbls were crude oil reserves and 745 MMcf were natural gas reserves.

Oil and gas reserve estimates and the discounted present value estimates associated with the reserve estimates are based on numerous engineering, geological and operational assumptions that generally are derived from limited data (see supplemental information to audited consolidated financial statements).

Employees

As of December 31, 2010, the Company had three employees, consisting of executive officers.

ITEM 1A. RISK FACTORS.

In addition to the other information in this annual report, you should carefully consider the risk factors set forth below. The market or trading price of our securities could decline due to any of these risks. In addition, please read “Cautionary Note Regarding Forward-Looking Statements” in this annual report, where we describe additional uncertainties associated with our business and the forward-looking statements included or incorporated by reference in this filing. Please note that additional risks not currently known to us, or that we currently deem immaterial may also impair our business and operations.

Our securities should be purchased only by persons who can afford to lose their entire investment in us. You should carefully consider the following risk factors and other information in this filing before deciding to become a holder of our securities. If any of the following risks actually occur, our business and financial results could be negatively affected to a significant extent.

Crude oil and natural gas prices are highly volatile in general, and low prices will negatively affect our financial results.

Our revenues, operating results, profitability, cash flow, future rate of growth, and ability to borrow funds or obtain additional capital, as well as the carrying value of our oil and gas properties, are substantially dependent upon prevailing prices of crude oil and natural gas. Lower crude oil and natural gas prices may also reduce the amount of crude oil and natural gas that we can produce economically. Historically, the markets for crude oil and natural gas have been very volatile, and such markets are likely to continue to be volatile in the future. Prices for crude oil and natural gas are subject to wide fluctuation in response to relatively minor changes in the supply of and demand for crude oil and natural gas, market uncertainty and a variety of additional factors that are beyond our control, including: worldwide and domestic supplies of crude oil and natural gas; the level of consumer product demand; weather conditions and natural disasters; domestic and foreign governmental regulations; the price and availability of alternative fuels; political instability or armed conflict in oil producing regions; the price and level of foreign imports; and overall domestic and global economic conditions.

It is extremely difficult to predict future crude oil and natural gas price movements with any certainty. Declines in crude oil and natural gas prices may materially adversely affect our financial condition, liquidity, ability to finance planned capital expenditures and results of operations. Furthermore, oil and gas prices do not move in tandem.

We have a limited operating history, and we may not be able to operate profitably in the near future, if at all.

We have a limited operating history, and businesses such as ours, which are starting up or in their initial stages of development, present substantial business and financial risks and may suffer significant losses from which we cannot recover. We face all of the challenges of a new business enterprise, including but not limited to locating and successfully developing oil and gas properties, locating suitable office space, engaging the services of qualified support personnel and consultants, establishing budgets and implementing appropriate financial controls and internal operating policies and procedures. We will need to attract and retain a number of key employees and other service personnel.

We have limited operating capital.

The amount of capital available to us is limited, and it may not be sufficient to enable us to fully execute our capital expenditure program and growth initiatives without additional funding sources. Additional financing may also be required to achieve our objectives and provide working capital for organizational infrastructure developments necessary to achieve our growth plans and reach a level of oil and gas operating activities that allows us to take advantage of certain economies of scale inherent to our business which would provide us the ability to reduce costs on a per unit of production basis. There can be no assurance that we will be able to obtain such financing on attractive terms, if at all.

We may not be able to operate profitably in the near future, if at all.

We will face all of the challenges of a smaller micro cap oil and natural gas company that operates in a highly competitive industry, including but not limited to: locating, acquiring and successfully developing oil and gas properties; raising financing to fund our capital expenditure program; attracting, engaging and retaining the services of qualified management, technical and support personnel; establishing budgets and maintaining internal operating policies and procedures; and the design and implementation of effective financial and disclosure controls to meet public company statutory compliance requirements. To date, we have recognized only net losses and have not been profitable. We can provide no assurance that we will be profitable or, if we are profitable, that we will achieve a level of profitability that will provide a return on invested capital or that will result in an increase in the market value of our securities. Accordingly, we are subject to the risk that, because of these factors and other general business risks noted throughout these “Risk Factors,” we may not be able to profitably execute our plan of operation.

The report of our independent auditor raises substantial doubts about our ability to continue as a going concern.

The independent auditor's report on our audited consolidated financial statements included elsewhere in this report states that our results of operations, cash flows and liquidity raise substantial doubts about our ability to continue as a going concern. We cannot assure you that we will be able to generate revenues or maintain any line of business that might prove to be profitable. Our ability to continue as a going concern and to execute our business strategies is subject to our ability to generate a profit or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities and/or obtaining additional credit from various financial institutions or other lenders. If we are unable to develop our business, we may have to discontinue operations or cease to exist, which would be detrimental to the value of our common stock. We can make no assurances that our business operations will develop and provide us with significant cash to continue operations. See “Liquidity and Capital Resources” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Going Concern” note to “Item 8. Financial Statements and Supplementary Data.”

We require financing to execute our business plan and fund capital program requirements.

We believe that our current cash reserves, together with anticipated cash flow from operations, will be sufficient to meet our working capital and operating needs for approximately the next twelve months. However, to fund any growth and to fund our business and expansion plans, we will require additional financing. The amount of capital available to us is limited, and may not be sufficient to enable us to fully execute our growth plans without additional fund raising. Additional financing may be required to meet our desired growth and strategic objectives and to provide more working capital for expanding our development and marketing capabilities and to achieve our ultimate plan of expansion and a larger scale of operations. There can be no assurance that we will be able to obtain such financing on attractive terms, if at all. We have no firm commitments for additional cash funding as of the date of this annual report.

Any future acquisitions and development activities may not result in additional proved reserves, and we may not be able to drill productive wells at acceptable costs.

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

We may not be able to acquire producing oil and gas properties that contain economically recoverable reserves.

Competition for producing oil and gas properties is intense, and many of our competitors have substantially greater financial and other resources than we do. Acquisitions of producing oil and gas properties may be at prices that are too high to be acceptable.

We do not intend to pay dividends to our shareholders.

We do not currently intend to pay cash dividends on our common stock,nor de we anticipate paying any dividends at any time in the foreseeable future. At present, we will follow a policy of retaining all of our earnings, if any, to finance development and expansion of our business.

Our officers and directors have limited liability, and we are required in certain instances to indemnify our officers and directors for breaches of their fiduciary duties.

We have adopted provisions in our Certificate of Incorporation and By laws that limit the liability of our officers and directors and provide for indemnification by us of our officers and directors to the full extent permitted by Delaware corporate law. Our Certificate of Incorporation generally provides that our officers and directors shall have no personal liability to us or our shareholders for monetary damages for breaches of their fiduciary duties as directors, except for breaches of their duties of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, acts involving unlawful payment of dividends or unlawful stock purchases or redemptions, or any transaction from which a director derives an improper personal benefit. Such provisions substantially limit our shareholders' ability to hold officers and directors liable for breaches of fiduciary duty and may require us to indemnify our officers and directors.

We face intense competition.

We are in direct competition for properties with numerous oil and natural gas companies, drilling and income programs and partnerships exploring various areas of Texas, Louisiana, and Mississippi. Most of our competitors are large, well-known oil and gas and/or energy companies, although no single entity dominates the industry. Most of our competitors possess greater financial and personnel resources, enabling them to identify and acquire more economically desirable energy producing properties and drilling prospects than us. Additionally, there is competition from other fuel choices to supply the energy needs of consumers and industry.

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

Future increases on taxes on energy products, energy service companies, and exploration activities may adversely affect our results of operations and increase our operating expenses.

Federal, state, and local governments have jurisdiction in areas where the Company operates and impose taxes on the oil and natural gas products sold by the Company. Recently, there have been discussions by federal, state, and local officials concerning a variety of energy tax proposals, some of which, if passed, would add or increase taxes on energy products, service companies and exploration activities. Such matters are beyond the Company's ability to accurately predict or control; however, any such increase in taxes or additional taxes levied on the Company by federal, state, or local jurisdictions could adversely affect our results of operations and/or increase our operating expenses.

Certain U.S. federal income tax deductions currently available with respect to oil and gas exploration and development may be eliminated as a result of future legislation.

The current administration has proposed legislation that would, if enacted into law, make significant changes to United States tax laws, including the elimination of certain key U.S. federal income tax incentives currently available to oil and natural gas exploration and production companies. These proposed changes include, but are not limited to: the repeal of the percentage depletion allowance for oil and natural gas properties; the elimination of current deductions for intangible drilling and development costs; the elimination of the deduction for certain domestic production activities; and an extension of the amortization period for certain geological and geophysical expenditures. It is unclear whether any such changes will be enacted into law or how soon any such changes could become effective in the event they were enacted into law. The passage of any legislation as a result of these proposals or any other changes in U.S. federal income tax laws could eliminate certain tax deductions that are currently available with respect to oil and gas exploration and development activities undertaken by the Company, and any such changes could negatively affect our financial condition and results of operations.

The crude oil and natural gas reserves we report in our filings with the SEC are estimates and may prove to be inaccurate.

There are numerous uncertainties inherent in estimating crude oil and natural gas reserves and their estimated values. Any reserves we will report in our filings with the SEC will only be estimates, and such estimates may prove to be inaccurate because of these uncertainties. Reservoir engineering is a subjective and inexact process of estimating underground accumulations of crude oil and natural gas, which cannot be measured in an exact manner. Estimates of economically recoverable crude oil and natural gas reserves depend upon a number of variable factors, such as historical production from the area compared with production from other producing areas and assumptions concerning effects of regulations by governmental agencies, future crude oil and natural gas prices, future operating costs, severance and excise taxes, development costs and work-over and remedial costs. Some or all of these assumptions may vary considerably from actual results. For these reasons, estimates of the economically recoverable quantities of crude oil and natural gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery, and estimates of the future net cash flows expected therefrom prepared by different engineers or by the same engineers but at different times may vary substantially. Accordingly, reserve estimates may be subject to downward or upward adjustment. Actual production, revenue and expenditures with respect to our reserves will likely vary from estimates, and such variances may be material and adverse.

This annual report includes “probable reserves” and “possible reserves,” both of which are considered by the SEC as unproved reserves and to be inherently unreliable. Probable and possible reserves may be misunderstood or seen as misleading to investors that are not experts in the oil and gas industry. As such, investors should not place undue reliance on these estimates. Except as required by applicable law, we undertake no duty to update this information and do not intend to do so.

Crude oil and natural gas development, re-completion of wells from one reservoir to another reservoir, restoring wells to production and drilling and completing new wells are speculative activities and involve numerous risks and substantial and uncertain costs.

Any growth will be materially dependent upon the success of our future development program. Drilling for crude oil and natural gas and reworking existing wells involves numerous risks, including the risk that no commercially productive crude oil or natural gas reservoirs will be encountered. The cost of drilling, completing, and operating wells is substantial and uncertain; and drilling operations may be curtailed, delayed, or cancelled as a result of a variety of factors beyond our control, including: unexpected drilling conditions; pressure or irregularities in formations; equipment failures or accidents; inability to obtain leases on economic terms, where applicable; adverse weather conditions and natural disasters; compliance with governmental requirements; and shortages or delays in the availability of drilling rigs or crews and the delivery of equipment.

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

The oil and natural gas business involves a variety of operating hazards and risks such as well blowouts, pipe failures, casing collapse, explosions, uncontrollable flows of oil, natural gas or well fluids, fires, spills, pollution, releases of toxic gas, and other environmental hazards and risks. These hazards and risks could result in substantial losses to us from, among other things: injury or loss of life; severe damage to or destruction of property, natural resources and equipment; pollution or other environmental damage; cleanup responsibilities; regulatory investigations; and penalties and suspension of operations. In addition, we may be liable for environmental damages caused by previous owners of property purchased and leased by us in the future. As a result, substantial liabilities to third parties or governmental entities may be incurred, the payment of which could reduce or eliminate the funds available for the purchase of properties and/or property interests, exploration, development, or acquisitions or result in the loss of our properties and/or force us to expend substantial monies in connection with litigation or settlements. As such, there can be no assurance that any insurance we currently maintain or that we obtain in the future will be adequate to cover any losses or liabilities. We cannot predict the availability of insurance or the availability of insurance at premium levels that justify our purchase. The occurrence of a significant event not fully insured or indemnified against could materially and adversely affect our financial condition and operations. We may elect to self-insure if management believes that the cost of insurance, although available, is excessive relative to the risks presented. In addition, pollution and environmental risks generally are not fully insurable. The occurrence of an event not fully covered by insurance could have a material adverse effect on our financial condition and results of operations.

Minority or royalty interest purchases do not allow us to control production completely.

We sometimes may acquire less than the controlling working interest in oil and gas properties. In such cases, it is likely that we would not operate these properties. When we do not have controlling interest, the operator or the other co-owners might take actions we do not agree with and possibly increase costs or reduce production income, which may adversely affect our financial condition and results of operations.

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

We cannot predict whether future issuances of our common stock in the open market will decrease the market price of our common stock. The impact of any such issuances of our common stock on our market price may be increased as a result of the fact that our common stock is thinly, or infrequently traded. The exercise of any options or warrants or the vesting of any restricted stock that we may grant to directors, executive officers, employees, and others in the future, the issuance of common stock in connection with acquisitions, and other issuances of our common stock could have an adverse effect on the market price of our common stock. In addition, future issuances of our common stock or preferred stock may be dilutive to existing shareholders. Any sales of substantial amounts of our common stock in the public market, or the perception that such sales might occur, could lower the market price of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

See Item 1.

ITEM 3. LEGAL PROCEEDINGS.

As of December 31, 2010, we knew of no material pending legal proceedings to which the Company was a party or of which its property was the subject.

ITEM 4. (REMOVED AND RESERVED)

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Since April 13, 2011, as a result of the merger, our common stock has been quoted on the OTC Pink market under the symbol “BCME”. Prior to April 13, 2011, our common stock was quoted on the OTC Pink market under the symbol “AEOH”.

	Fiscal Years Ended December 31,
	2010					2009
Quarter		High		Low		High		Low
First	$	n/a	$	n/a	$	n/a	$	n/a
Second	$	n/a	$	n/a	$	n/a	$	n/a
Third	$	n/a	$	n/a	$	n/a	$	n/a
Fourth		$0.03		$0.03	$	n/a	$	n/a

Shareholders

As of December 31, 2010, there were approximately 114 record holders of our common stock. The number of holders of record is based upon the actual number of holders registered at such date and does not include holders of shares registered in “street name” or persons, partnerships, associates, corporations, or other entities identified in security position listings maintained by depositories.

Dividends

We have never paid cash dividends on our common stock and do not anticipate doing so in the foreseeable future. In addition, our current policy is to retain any earnings to finance operations and expand our business.

ITEM 6. SELECTED FINANCIAL DATA.

Not required for smaller reporting companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following is management’s discussion and analysis of certain significant factors affecting our financial condition, changes in financial condition, and results of operations during the twelve months ended December 31, 2010 and 2009 and should be read with our audited consolidated financial statements and related notes appearing elsewhere in this annual report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth in this Report.

Critical Accounting Policies and Estimates

This management’s discussion and analysis is based on our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these audited consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Senior management has discussed the development, selection, and disclosure of these estimates with the Board of Directors. Actual results may differ from these estimates.

Management believes that the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its audited consolidated financial statements. See footnote 1 to the financial statements for complete discussion of the Company’s accounting policies.

Revenue Recognition

The Company recognizes revenue under the sales method of accounting for its interests in producing wells as crude oil and natural gas is produced and sold from those wells. Under the sales method, the Company does not recognize the value of its crude oil inventory in the financial statements. Costs associated with production are expensed in the period incurred.

Results of Operations

Revenues

For the year ended December 31, 2010, the Company produced revenue of $292,184. This revenue is primarily from the sale of crude oil produced from University Field (see Properties in Item 1).

For the year ended December 31, 2009, the Company did not produce any revenue.

Operating Expenses

Our total operating expenses for the year ended December 31, 2010 were $421,364. Operating expenses for the year ended December 31, 2010 consisted of $90,497 in lease operating expenses, $43,434 in production taxes, $194,191 in general and administrative expenses, $40,391 in professional fees, and $52,851 in depletion, depreciation, amortization, and accretion expenses.

Our total operating expenses for the year ended December 31, 2009 were $1,203 of general and administrative expenses.

Net Loss

We had a net loss of $129,470 for the year ended December 31, 2010. This loss was primarily attributable to our loss from operations of $129,180, plus $10,179 in interest expense, offset by other income of $9,889.

For the year ended December 31, 2009, we had a net loss of $1,203, which was primarily attributable to our loss from operations of $1,203.

Liquidity and Capital Resources

As of December 31, 2010, we had a working capital deficit of $2,602,022 consisting of current assets of $6,601 and current liabilities of $2,608,623. Our accumulated deficit of $139,229 as of December 31, 2010 was mainly funded by prior debt and equity financings.

Net cash provided by operating activities for the twelve months ended December 31, 2010 totaled $32,650 after the cash used in the net loss of $129,470 was further decreased by $145,115 in non-cash charges and offset by $307,235 in increases in the working capital accounts. This compares to cash used by operating activities for the twelve months ended December 31, 2009 of $5,000 after the net loss for the period of $1,203 was decreased by $3,797 in changes to the working capital account.

Net cash used in financing activities for the twelve months ended December 31, 2010 totaled $28,751 of which $34,712 paid to line of credit and $16,228 paid to note payable with an offset of $22,189 proceed from note payable from related parties. In 2009, there was a cash proceed of $5,000 from a director.

We had no cash and $9,759 in current liabilities for the year ended December 31, 2009 due to minimal activity before the acquisition of the University field in 2010.

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

New Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, “Improving Disclosures about Fair Value Measurements”. ASU 2010-06 requires additional disclosures about fair value measurements including transfers in and out of Levels 1 and 2 and a higher level of disaggregation for the different types of financial instruments. For the reconciliation of Level 3 fair value measurements, information about purchases, sales, issuances and settlements are presented separately. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of revised Level 3 disclosure requirements, which are effective for interim and annual reporting periods beginning after December 15, 2010. Comparative disclosures are not required in the year of adoption. The adoption of this standard did not materially impact the Company’s consolidated financial statement and related disclosures.

In January 2010, the FASB issued ASU 2010-03, "Oil and Gas Reserve Estimations and Disclosures" (ASU 2010-03). This update aligns the current oil and gas reserve estimation and disclosure requirements of ASC Topic 932 with the changes required by the United States Securities and Exchange Commission (SEC) final rule, "Modernization of Oil and Gas Reporting," as discussed below. ASU 2010-03 expands the disclosures required for equity method investments, revises the definition of oil- and gas-producing activities to include nontraditional resources in reserves unless not intended to be upgraded into synthetic oil or gas, amends the definition of proved oil and gas reserves to require 12-month average pricing in estimating reserves, amends and adds definitions in the Master Glossary that are used in estimating proved oil and gas quantities, and provides guidance on geographic area with respect to disclosure of information about significant reserves. ASU 2010-03 must be applied prospectively as a change in accounting principle that is inseparable from a change in accounting estimate and is effective for entities with annual reporting periods ending on or after December 31, 2009. The adoption of this standard did not materially impact the Company’s consolidated financial statement and related disclosures.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not required for smaller reporting companies.

Item 8. Financial Statements and Supplementary Data.

See pages F-1 through F-15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of the period covered by this Report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2010.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a set of processes designed by, or under the supervision of, a company’s principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”) and includes those policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets,

●	provide reasonable assurance our transactions are recorded as necessary to permit preparation of our financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

Under the supervision and with the participation of management, including its principal executive officer and principal financial officer, the Company’s management assessed the design and operating effectiveness of internal control over financial reporting as of December 31, 2010 based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2010.

In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses at December 31, 2010:

●	The Company failed to maintain an effective control environment and had insufficient oversight of the design and operating effectiveness of the Company’s disclosure controls and internal controls over financial reporting; insufficient oversight to ensure that the sub-certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 were completed; infrequent review of its corporate governance documents, policies and procedures; and lack of proper segregation of duties.

●	The Company failed to maintain effective controls over the period-end financial reporting process, including controls with respect to journal entries, account reconciliations and proper segregation of duties. Journal entries, both recurring and nonrecurring, were not always accompanied by sufficient supporting documentation and were not adequately reviewed and approved for validity, completeness and accuracy. Account reconciliations over balance sheet accounts were not always properly performed and approved for validity and accuracy of supporting documentation.

●	The Company did not maintain proper segregation of duties. In certain instances, persons responsible to review transactions for validity, completeness and accuracy were also responsible for preparation.

●	The Company’s financial reporting person did not possess the requisite skill sets, knowledge, education or experience to prepare the consolidated financial statements and notes to consolidated financial statements in accordance with GAAP or to review the financial statements and notes to the financial statements prepared by external consultants and professionals to ensure accuracy and completeness.

●	The Company failed to maintain effective controls within the purchasing and accounts payable function.

●	The Company failed to maintain effective general computer controls, including ensuring proper security access within the financial application and to ensure backups were performed in accordance with generally accepted practices.

●	The Company failed to design sufficient controls to mitigate risks within the financial reporting, expenditures, equity, and treasury functions. In addition, sufficient corporate governance and general computer controls were not designed and operating effectively to provide overriding risk mitigation at the entity level.

Our plan to remediate those material weaknesses remaining is as follows:

●	Improve the effectiveness of the accounting group by continuing to augment our existing resources with additional consultants or employees to improve segregation procedures and to assist in the analysis and recording of complex accounting transactions. We plan to mitigate the segregation of duties issues by hiring additional personnel in the accounting department once we generate significantly more revenue, or raise significant additional working capital.

●	Improve segregation procedures by strengthening cross approval of various functions including quarterly internal audit procedures where appropriate.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the twelve months ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the names and ages of all of our directors and executive officers as of December 31, 2010 along with their positions with the Company. All directors hold office until the next annual meeting of stockholders or until their successors have been elected and qualified. Our executive officers are elected by our Board of Directors and serve at its discretion.

Name	Age	Position

R. Gerald Bailey	70	Chief Executive Officer and Chairman of the Board
David M. Beach	38	President, Chief Financial Officer and Director
John H. Counce III	38	Director
Vic Devlaeminck	61	Director

The principal occupations of the Company’s officers and directors, during the past several years are as follows:

Raymond G. Bailey

Raymond G. Bailey, PE, PhD. has been the Chairman of the Board and a director of the Company since December 2010 and has approximately 45 years of experience as a petroleum engineer. Since 1997, Dr. Bailey has served as the chairman of Bailey Petroleum, LLC, a consulting firm for oil and gas exploration and development corporations. Between 1993 and 1997, Dr. Bailey served as the President of Exxon Corporation, Arabian Gulf. He received a BS in Chemical Engineering from the University of Houston, MS Chemical Engineering from New Jersey Institute of Technology, and PhD in Engineering from Columbia Pacific University. Since his retirement from Exxon in 1997, Dr. Bailey has been active as both a principal and a consultant in numerous oil and gas projects in the Texas-Louisiana Gulf Coast Region. He is a licensed Professional Engineer in Texas.

Mr. Bailey resigned as Chief Executive Officer on January 31, 2012 and accepted a new position as Executive Chairman. In this new role, he will continue to oversee all oil field operations and acquisitions.

David M. Beach

David M. Beach has been a director and the President and Chief Financial Officer of the Company since December 2010. Mr. Beach has been actively involved in the private equity and capital markets for nearly ten years, primarily working with distressed companies and related financial offerings. Mr. Beach formed BCM Energy Investments LLC and BCM Energy Partners LLC in October 2007 while serving as an Executive Vice President – New York for Emerson Equity LLC (“Emerson”) from April 2006 until October 2010. He has also served as an advisor or manager with privately held corporate clients of Emerson, where he excelled in identifying solutions to distressed situations. From February 2005 until April 2006, Mr. Beach was the Managing Director of Investments for a boutique investment firm in New York and a director in a managed futures fund, with key roles in developing international partnerships and clients. Mr. Beach attended Louisiana State University in Baton Rouge, Louisiana and is a native of New Orleans.

Mr. Beach was named as Chief Executive Officer on February 1, 2012.

John H. Counce III

John H. Counce III has been a Director of the Company since December 2010. He has been active in the Gulf Coast oil and gas industry for over 15 years as an investor, operator, owner and land man. From 1996 until 1998, he was with Martin and Marks Minerals in New Orleans, where his duties included the land man functions, including leasing, prospecting, sourcing and evaluating. This early work led him to take a more active role in the formulation and funding of oil and gas prospects. At the same time, he began managing his family’s investment holdings, including conventional securities, commercial real estate and private energy holdings. Mr. Counce attended Tulane University in New Orleans and brings a local industry perspective on the Company’s transactions, specifically in evaluating local operators, owners and assets.

Vic Devlaeminck

Vic Devlaeminck, has been a Director since September 2010. He was the President, Chief Executive Officer and Chief Financial Officer of Aeon Holdings, Inc., from September 9, 2010 to December 14, 2010 and served as Chief Financial Officer and Director of the Company from February 10, 2009 until May 3, 2009. Mr. Devlaeminck was a director and Chief Financial Officer of Green Star from November 1, 2008 to May 3, 2009. Mr. Devlaeminck is an attorney and C.P.A., licensed in both professions in the States of Oregon and Washington. Mr. Devlaeminck has maintained a private law practice specializing in corporate and tax law and has practiced as a C.P.A. in the States of Oregon and Washington for over 20 years. He is a member of the Oregon State Bar Association, the Washington State Bar Association and the Oregon Society of Certified Public Accountants.

Corporate Governance

Our Corporate Governance Guidelines assist the Board of Directors in exercising its responsibilities and provide better communication of our policies to the public. The Corporate Governance Guidelines reflect the Board of Directors’ commitment to monitor the effectiveness of policy and decision-making, both at the Board of Directors and management levels, with a view to enhancing long-term stockholder value. A copy of our Corporate Governance Guidelines may be found on our website at www.bcmenergy.com.

Board Leadership and Risk Oversight

Our Chairman of the Board is also our Chief Executive Officer. We believe that by having this combined position, our Chief Executive Officer/Chairman serves as a bridge between management and the Board of Directors, ensuring that both act with a common purpose. In addition, we believe that the combined position facilitates our focus on both long- and short- term strategies. Further, we believe that the advantages of having a Chief Executive Officer/Chairman with extensive knowledge of our Company, as opposed to a relatively less informed independent chairman, outweigh potential disadvantages of the combined role.

We administer our risk oversight function through our Audit Committee, which currently consists of our Board of Directors as a whole. Our Audit Committee is empowered to appoint and oversee our independent registered public accounting firm, monitor the integrity of our financial reporting processes and systems of internal controls, and provide avenues of communication among our independent auditors, management, and our Board of Directors.

Risk Oversight

The Board exercises direct oversight of strategic risks to the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, file with the Securities and Exchange Commission (SEC) initial reports of ownership and reports of changes in ownership of common stock and the other equity securities of the Company. These reporting persons are required by the regulations of the SEC to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of the forms furnished to us, our review of the reports that have been filed and the representations of the reporting persons, we believe that all filing requirements applicable to these persons were complied with during the year ended December 31, 2010.

Code of Conduct and Ethics

The Company has adopted a Code of Ethics that applies to all of its Directors, officers, employees, consultants, contractors and agents. The Code of Ethics has been reviewed and approved by the Board of Directors. A copy of the Code of Ethics is posted on the Company’s website at www.bcmenergy.com

Item 11. Executive Compensation

For the year ended December 31, 2010, the Company agreed to pay both David Beach and John Counce III annual salaries of $180,000. Both Mr. Beach and Mr. Counce accrued these salaries, thereby deferring cash consideration. These liabilities are described in Note 10 – Related Party Transactions of the Notes to Consolidated Financial Statements.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial ownership of common stock of the Company as of December 31, 2010 for the following: (i) each person or entity who is known to the Company to beneficially own more than 5% of the outstanding shares of the Company's common stock; (ii) each of the Company's Directors; (iii) the Company's Chief Executive Officer and President and Chief Financial Officer; and (iv) all Directors and executive officers of the Company as a group. The number and percentage of shares beneficially owned is determined under Rule 13d-3 as promulgated under the Securities Exchange Act of 1934, as amended, by the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or dispositive power and also any shares that the individual has the right to acquire within sixty days of December 31, 2010 through the exercise of any stock option or other right. Unless otherwise indicated in the footnotes, each person has sole voting and dispositive power (or shares such power) with respect to the shares shown as beneficially owned. Except as otherwise indicated, and subject to applicable community property laws, the persons named in this table have sole voting and investment power with respect to all shares of common stock held by them.

Title of Class	Name and Address of Beneficial Owner	Amount	Percentage
Common	BCM Energy Partners, LLC (Shareholder)	96,000,000	93.52%
	301 St. Charles Avenue, Fl 3	(1)
	New Orleans, LA 70130

Common	R. Gerald Bailey (Chairman & CEO)	5,489,741	5.35%
	301 St. Charles Avenue, Fl 3	(2)
	New Orleans, LA 70130

Common	David M. Beach (President & CFO)	5,450,724	5.31%
	301 St. Charles Avenue, Fl 3	(2)
	New Orleans, LA 70130

Common	John H. Counce III (Director)	32,160,000	31.33%
	301 St. Charles Avenue, Fl 3	(3)
	New Orleans, LA 70130

Common	Vic Devlaeminck (Director)	273,616	0.27%
	301 St. Charles Avenue, Fl 3
	New Orleans, LA 70130

Common	Connel Resources LLC (Shareholder)	32,160,000	31.33%
	500 Woodvine Avenue	(3)
	Metairie, LA 70005

Common	ALL EXECUTIVE OFFICERS AND DIRECTORS AS A GROUP (4 PERSONS)	43,374,081	42.26%

	Total Common shares outstanding as of 12/31/2010	6,646,794
	Total Fully Diluted (4,800,000 preferred at 20:1 conversion)	102,646,794

Beneficial ownership of the common stock is determined in accordance with the rules of the Securities and Exchange Commission and includes any shares of common stock over which a person exercises sole or shared voting or investment powers, or of which a person has a right to acquire ownership at any time within 60 days of December 31, 2010. Except as otherwise indicated, and subject to applicable community property laws, the persons named in this table have sole voting and investment power with respect to all shares of common stock held by them.

(1)	Assumes full conversion of the 4,800,000 preferred shares held by BCM Energy Partners, LLC per its 20:1 conversion rights.
(2)	Includes all shares owned by shareholder, either direct or through a beneficial interest in BCM Energy Investments, LLC which owns 33.0% of BCM Energy Partners, LLC.
(3)	Includes all shares owned by shareholder, either direct or through a beneficial interest in BCM Energy Partners, LLC.

Item 13. Certain Relationships and Related Transactions, and Director Independence

On December 14, 2010, the Company entered into and closed on a Purchase Agreement with BCM, LLC to acquire BCM, LLC's entire interest in that certain oil field in Baton Rouge, Louisiana known as University Field, in exchange for 4,800,000 shares of the Company’s preferred stock (with voting and conversion rights equivalent to common stock at a 20 to 1 ratio). Raymond G. Bailey, the Company’s Chairman and Chief Executive Officer, David M. Beach, the Company’s President, Chief Financial Officer, and Director, and John H. Counce III, the Company’s Director, have membership interests in BCM, LLC of 5.72%, 5.68%, and 33.50%, respectively.

Item 14. Principal Accountant Fees and Services

Audit and Non-Audit Fees

The following table describes fees for the professional audit services and any fees billed for other services rendered by the Company’s auditors, Anton & Chia, LLP, for the audit of the Company’s annual financial statements for the years ended December 31, 2010 and 2009, and any other fees billed for other services rendered by Anton & Chia, LLPduring these periods.

	Year Ended	Year Ended
	Dec 31, 2010	December 31, 2009
Audit Fees	$36,400	$31,200
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

Since our inception, our Board of Directors, performing the duties of the Audit Committee, reviews all audit and non-audit related fees at least annually. The Board of Directors as the Audit Committee pre-approved all audit related services in the year ended December 31, 2010.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Documents filed as part of the report:

(1) All Financial Statements and Suppplemental Information

(2) Financial Statements Schedule

(3) Exhibits

The following documents are filed as exhibits to this AnnualReport:

3	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit A to the Information Statement on Schedule 14C filed with the SEC on November 10, 2008).

10.5	Purchase and Sale Agreement between Aeon Holdings, Inc. and BCM Energy Partners, LLC dated December 14, 2010(incorporated by reference to the BCM Form 8-K filed with the SEC on January 10, 2011).

21	Subsidiaries of the Registrant.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 7, 2012

BCM Energy Partners, Inc.

By:	/s/ David M. Beach
David M. Beach
Chief Executive Officer
(Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Raymond G. Bailey	Chairman of the Board of Directors	June 7, 2012
Raymond G. Bailey

/s/ David M. Beach	Chief Executive and Chief Financial Officer, and Director	June 7, 2012
David M. Beach

/s/ John H. Counce III	Director	June 7, 2012
John H. Counce III

/s/ James Leach	Director	June 7, 2012
James Leach

/s/ Jeffrey Wolin	Director	June 7, 2012
Jeff Wolin

22

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of BCM Energy Partners, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of BCM Energy Partners, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BCM Energy Partners, Inc. as of December 31, 2010 and 2009, and the consolidated results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has experienced recurring operating losses and negative operating cash flows since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding to these matters are also described in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton & Chia, LLP

Newport Beach, California

June 7, 2012

BCM ENERGY PARTNERS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,	December 31,
	2010	2009
ASSETS
Cash	$3,899	$-
Accounts receivable	2,702	-
Total Current Assets	6,601	-
Oil and gas properties, net of impairment and depletion	2,029,970
Other property, plant, and equipment, net	187,443	-

Total Assets	$2,224,014	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Accounts payable	$576,646	$4,759
Notes payable - related parties	427,303	5,000
Note payable - bank	103,006	-
Line of credit - banks	862,799	-
Salaries payable - related parties	180,000	-
Convertible notes payable	100,000	-
Royalty Liability	309,204	-
Derivative Liability	49,665	-
Total Current Liabilities	2,608,623	9,759

Asset retirement obligation	2,251	-

Stockholders' Deficit
Common stock, $.0001 par value; 150,000,000 shares authorized; 6,646,789 shares issued and outstanding as of December 31, 2010 & 2009	664	664
Preferred stock, $.0001 par value; 20,000,000 shares authorized; 4,800,000 shares and 0 shares issued and outstanding as of December 31, 2010 & 2009, respectively	480
Additional paid-in capital(l)	(248,775)	(664)
Accumulated deficit	(139,229)	(9,759)
Total Stockholders' Deficit	(386,860)	(9,759)

Total Liabilities and Stockholders' Deficit	$2,224,014	$-

(1) The December 31, 2010 capital accounts of the Company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the merger transaction. See Note 1.

The accompanying notes are an integral part of these consolidated financial statements

BCM ENERGY PARTNERS, INC. AND SUBSIDIARY

Consolidated Statements of Operations

	For the year ended
	December 31,
	2010	2009
Revenues
Crude Oil	$292,184	$-

Expenses:
Lease operating expenses	90,497	-
Production taxes	43,434	-
General and administrative expense	194,191	1,203
Professional fees	40,391	-
Depletion, depreciation, amortization, and accretion	52,851	-
Total expenses	421,364	1,203
Loss from operations	(129,180)	(1,203)

OTHER INCOME (EXPENSE)
Interest, net	(10,179)	-
Other income	9,889	-
Net loss	$(129,470)	$(1,203)

Net loss per share of common stock - Basic and diluted	$(0.02)	$-

Weighted averaged common shares outstanding - basic and diluted (2)	6,646,794	-

(2) The capital accounts of the Company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the merger transaction in determining the basic and diluted weighted average shares. See Note 1.

The accompanying notes are an integral part of these consolidated financial statements

BCM ENERGY PARTNERS, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Deficit

	Common Stock		Preferred Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Earnings	Total
Balance at December 31, 2008	6,646,794	$664	-	$-	$(664)	$(8,556)	$(8,556)
Net loss	-	-	-	-	-	(1,203)	(1,203)
Balance at December 31, 2009	6,646,794	$664	-	-	$(664)	$(9,759)	$(9,759)
Recapitalization on December 11, 2010	-	-	4,800,000	480	(248,111)	-	(247,631)
Net loss	-	-	-	-	-	(129,470)	(129,470)
Balance at December 31, 2010 (3)	6,646,794	$664	4,800,000	$480	$(248,775)	$(139,229)	$(386,860)

(3) The December 31, 2010 and 2009 capital accounts of the Company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the merger transaction. See Note 1.

The accompanying notes are an integral part of these consolidated financial statements

BCM ENERGY PARTNERS, INC.

Consolidated Statements of Cash Flows

	For the year ended
	December 31
	2010	2009
Operating Activities
Net loss	$(129,470)	$(1,203)
Adjustments to reconcile net loss to cash flows from operating activities:
Depletion, depreciation, and amortization	52,851	-
Derivative liability	49,665	-
Recapitalization under reverse merger	(247,631)	-
Changes in operating assets and liabilities:
Accounts receivable	(2,702)	-
Accounts payable	113,843	(3,797)
Salaries payable	180,000	-
Royalty liability	16,094	-
Cash flows provided by operating activities	32,650	(5,000)

Investing Activities
Cash flows used in investing activities	-	-

Financing Activities
Payments on note payable	(16,228)	-
Proceed from note payable - related parties	22,189	-
Payments on line of credit - bank	(34,712)	-
Proceeds from director	-	5,000
Cash flows used in financing activities	(28,751)	5,000

Net change in cash during the period	3,899	-

Cash, beginning of year	-	-
Cash, end of year	$3,899	$-

Supplemental disclosure of non-cash investing and financing activities:

Investing in oil and gas properties by assumption of debts	$(2,058,402)	$-
Investing in other property, plant, and equipment by assumption of debts	$(211,862)	$-
Increase in asset retirement obligations	$2,251	$-
Net assumption of accounts payable in acquisition of oil and gas properties	$436,120	$-
Net assumption of royalty liability in acquisition of oil and gas properties	$293,110	$-
Net assumption of convertible debt payable in reverse merger transaction	$100,000	$-
Net assumption of note payable - related party in acquisition of oil and gas properties	$376,812	$-
Net assumption of note payable in acquisition of oil and gas properties	$119,234	$-
Net assumption of line of credit in acquisition of oil and gas properties	$897,511	$-
Net assumption of interest expense in acquisition of oil and gas properties	$14,159	$-
Net assumption of property tax in acquisition of oil and gas properties	$33,318	$-

The accompanying notes are an integral part of these consolidated financial statements

BCM ENERGY PARTNERS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1 – Description of the Business and Summary of Significant Accounting Policies

On December 14, 2010, under a purchase agreement with BCM Energy Partners, LLC (“BCM, LLC”), the Company acquired BCM, LLC’s entire interest in an oil field in Baton Rouge, Louisiana commonly known as University Field. The Company changed its name to “BCM Energy Partners, Inc.” on April 12, 2011. As used in this Report, the “Company”, “we”, “our”, or “us” refers to BCM Energy Partners, Inc. and subsidiaries.

During the years ended December 31, 2010 and 2009, the Company’s principal business was the acquisition and management of oil and gas energy operations.

The accompanying consolidated financial statements have been prepared under the assumption that we will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At December 31, 2010, the Company had a working capital deficit of $2,602,022 and an accumulated deficit of $139,229. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. Management expects that the current funds will be sufficient to continue operations through December of 2012. Management is currently seeking additional funds and several interested parties have entered into discussion with us regarding additional investment in our company via a private placement stock sale. These discussions are ongoing and there can be no assurances that they will result in a transaction. There can be no assurances that sufficient funding, if any at all, will be raised by these or future discussions of such investments will be reasonable. Management continues to meet with representatives of private and public sources of funding and will continue to do so in the coming months.

Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. In 2010, the Company elected to change its year-end from May 31 to December 31.

Principles of Consolidation

The consolidated balance sheets include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

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

Reverse Merger Accounting

The Merger was accounted for as a reverse-merger and recapitalization in accordance with generally accepted accounting principles in the United States (“GAAP”). BCM Energy Partners, LLC. is the acquirer for financial reporting purposes and Aeon Holdings, Inc. is the acquired company. Consequently, the assets and liabilities and the operations that are reflected in the historical financial statements prior to the Merger are those of BCM Energy Partners, LLC. and are recorded at the historical cost basis of BCM Energy Partners, LLC., and the consolidated financial statements after completion of the Merger include the assets and liabilities of the Company and BCM Energy Partners, LLC., historical operations of BCM Energy Partners, LLC. and operations of the Company from the closing date of the Merger. Common stock and the corresponding capital amounts of the Company pre-merger have been retroactively restated as capital stock shares reflecting the exchange ratio in the Merger.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As of December 2010 and 2009, the Company had $3,899 and $0 in cash, respectively and no cash equivalents as of December 31, 2010 and 2009.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, accounts payable, accrued liabilities and short-term debt. The estimated fair value of cash, accounts receivable, accounts payable and accrued liabilities approximated their carrying amounts due to the short-term nature of these instruments. The carrying value of short-term debt also approximates fair value since their terms are similar to those in the lending market for comparable loans with comparable risks. None of these instruments are held for trading purposes.

The fair value accounting guidance defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” The definition is based on an exit price rather than an entry price, regardless of whether the entity plans to hold or sell the asset. This guidance also establishes a fair value hierarchy to prioritize inputs used in measuring fair value as follows:

●     Level 1: Observable inputs such as quoted prices in active markets;

●     Level 2: Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

●     Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Management believes it is not practical to estimate the fair value of related parties notes payable because the transactions cannot be assumed to have been consummated at arm’s length, the terms are not deemed to be market terms, there are no quoted values available for these instruments, and an independent valuation would not be practical due to the lack of data regarding similar instruments, if any, and the associated potential costs.

Concentration of Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash. Cash is deposited with a high quality financial institution and did not exceed the FDIC limits as of December 31, 2010 and 2009.

There is a ready market for the sale of crude oil. During 2010, our gas field and our producing wells sold their respective oil production to one purchaser for each field or well. However, because alternate purchasers of oil and natural gas are readily available at similar prices, we believe that the loss of any of our purchasers would not have a material adverse effect on our financial results.

Oil and Gas Properties, Full Cost Method

The Company uses the full cost method of accounting for oil and natural gas properties. Under this method, all acquisition, exploration and development costs, including certain payroll, asset retirement costs, other internal costs, and interest incurred for the purpose of finding oil and natural gas reserves, are capitalized. Internal costs that are capitalized are directly attributable to acquisition, exploration and development activities and do not include costs related to production, general corporate overhead or similar activities. Costs associated with production and general corporate activities are expensed in the period incurred. Proceeds from the sale of oil and natural gas properties are applied to reduce the capitalized costs of oil and natural gas properties unless the sale would significantly alter the relationship between capitalized costs and proved reserves, in which case a gain or loss is recognized.

Capitalized costs associated with impaired properties and capitalized costs related to properties having proved reserves, plus the estimated future development costs, and asset retirement costs under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 410 “Asset Retirement and Environmental Obligations” (FASB ASC 410), are amortized using the unit-of-production method based on proved reserves. Capitalized costs of oil and natural gas properties, net of accumulated amortization and deferred income taxes, are limited to the total of estimated future net cash flows from proved oil and natural gas reserves, discounted at ten percent, plus the cost of unevaluated properties. The estimated future net cash flows at December 31, 2010 were determined using a price estimate of $80. Under certain specific conditions, companies could elect to use subsequent prices for determining the estimated future net cash flows. The use of subsequent pricing is no longer allowed. See “New Pronouncements” below for additional detail regarding the new rules. There are many factors, including global events that may influence the production, processing, marketing and price of oil and natural gas. A reduction in the valuation of oil and natural gas properties resulting from declining prices or production could adversely impact depletion rates and capitalized cost limitations. Capitalized costs associated with properties that have not been evaluated through drilling or seismic analysis, including exploration wells in progress at December 31, 2010, are excluded from the unit-of-production amortization. Exclusions are adjusted annually based on drilling results and interpretative analysis.

Ceiling Test

In applying the full cost method, the Company performs an impairment test (ceiling test) at each reporting date, whereby the carrying value of property and equipment is compared to the “estimated present value” of its proved reserves discounted at a 9-percent interest rate of future net revenues, based on current economic and operating conditions at the end of the period, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to book and tax basis differences of the properties. If capitalized costs exceed this limit, the excess is charged as an impairment expense. During the year ended December 31, 2010, no impairment of oil and gas properties was recorded.

Asset Retirement Obligations

The Company records the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized.

Revenue Recognition

The Company recognizes revenues from the sale of crude oil using the sales method of accounting. Under this method, the Company recognizes revenues when oil is delivered and title transfers.

Property, plant, and equipment

Property and equipment are recorded at cost. Cost of repairs and maintenance are expensed as they are incurred. Major repairs that extend the useful life of equipment are capitalized and depreciated over the remaining estimated useful life. When property and equipment are sold or otherwise disposed, the related costs and accumulated depreciation are removed from the respective accounts and the gains or losses realized on the disposition are reflected in operations. The Company uses the straight-line method in computing depreciation for financial reporting purposes.

Basic and Diluted Net Income (Loss) per Share

Our computation of earnings per share (“EPS”) includes basic and diluted EPS. Basic EPS is measured as the income (loss) available to common stockholders divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., warrants and options) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. Income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the respective periods. Basic and diluted (loss) per common share is the same for periods in which the company reported an operating loss because all warrants and stock options outstanding are anti-dilutive.

Income Taxes

Income taxes are provided in accordance with FASB Codification Topic 740, Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss-carry forwards. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

On January 1, 2007, the Company adopted the FASB Interpretation on accounting for uncertainty in income taxes. The interpretation prescribes a measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, the interpretation provides guidance regarding uncertain tax positions relating to derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company will classify any interest and penalties associated with income taxes as interest expense.

We periodically evaluate the likelihood of the realization of deferred tax assets, and adjusts the carrying amount of the deferred tax assets by a valuation allowance to the extent the future realization of the deferred tax assets is not judged to be more likely than not. We consider many factors when assessing the likelihood of future realization of our deferred tax assets, including recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income or loss, the carry-forward periods available to us for tax reporting purposes, and other relevant factors. At December 31, 2010 and 2009, based on the weight of available evidence, including cumulative losses in recent years and expectations of future taxable income, we determined that it was more likely than not that its deferred tax assets would not be realized. Accordingly, we have recorded a valuation allowance equivalent to 100% of its cumulative deferred tax assets. Future changes in uncertain tax positions are not expected to have an impact on the effective tax rate due to the existence of the valuation allowance. We will continue to classify income tax penalties and interest, if any, as part of interest and other expenses in its statements of operations. We have incurred no interest or penalties as of December 31, 2010 and 2009.

Recently Issued Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, “Improving Disclosures about Fair Value Measurements”. ASU 2010-06 requires additional disclosures about fair value measurements including transfers in and out of Levels 1 and 2 and a higher level of disaggregation for the different types of financial instruments. For the reconciliation of Level 3 fair value measurements, information about purchases, sales, issuances and settlements are presented separately. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of revised Level 3 disclosure requirements, which are effective for interim and annual reporting periods beginning after December 15, 2010. Comparative disclosures are not required in the year of adoption. The adoption of this standard did not materially impact the Company’s consolidated financial statement and related disclosures.

In January 2010, the FASB issued ASU 2010-03, “Oil and Gas Reserve Estimations and Disclosures” (ASU 2010-03). This update aligns the current oil and gas reserve estimation and disclosure requirements of ASC Topic 932 with the changes required by the United States Securities and Exchange Commission (SEC) final rule, “Modernization of Oil and Gas Reporting,” as discussed below. ASU 2010-03 expands the disclosures required for equity method investments, revises the definition of oil- and gas-producing activities to include nontraditional resources in reserves unless not intended to be upgraded into synthetic oil or gas, amends the definition of proved oil and gas reserves to require 12-month average pricing in estimating reserves, amends and adds definitions in the Master Glossary that are used in estimating proved oil and gas quantities, and provides guidance on geographic area with respect to disclosure of information about significant reserves. ASU 2010-03 must be applied prospectively as a change in accounting principle that is inseparable from a change in accounting estimate and is effective for entities with annual reporting periods ending on or after December 31, 2009. The adoption of this standard did not materially impact the Company’s consolidated financial statement and related disclosures.

Note 2 – Oil and Gas Properties

Oil and gas properties are comprised of the following at December 31:

	December 31,
	2010	2009
Total oil and gas properties at cost	$2,058,402	$-
Less: accumulated depletion and impairment	(28,432)	-
Oil and gas properties, net	$2,029,970	$-

Depletion expense for the years ended December 31, 2010 and 2009 was $28,432 and $0, respectively. There are no impairment losses for the years ended December 31, 2010 and 2009.

At December 31, 2010, the Company’s total gross surface developed and undeveloped acreage in the State of Louisiana was approximately 300 gross acres and total net developed and undeveloped acreage was approximately 250 acres. As of December 31, 2010, the Company was operating two producing wells in the state of Louisiana that produce approximately 30 barrels of oil per day (BOPD).

Our oil production sales totaled approximately 4,588 barrels of oil equivalent (Boe), net to our interest for our year ended December 31, 2010. The Company operates a majority of our oil and gas properties.

At December 31, 2010, the Company’s total estimated net proved reserves were approximately 359 thousand Boe, of which 324 thousand barrels (Bbls) were crude oil and 206 thousand cubic feet (MMcf) were natural gas reserves. Also, as of December 31, 2010, the Company’s total estimated net probable reserves were approximately 748 thousand Boe, of which 624 thousand Bbls were crude oil reserves and 745 MMcf were natural gas reserves (see Supplemental Information to Consolidated Financial Statements).

Note 3 – Other Property, Plant, & Equipment

	December 31,
	2010	2009
Other property, plant, and equipment at cost	$211,862	$-
Less: accumulated depreciation	(24,419)	-
Other property, plant, and equipment, net	$187,443	$-

Depreciation expense for the years ended December 31, 2010 and 2009 was $24,419 and $0, respectively.

Note 4 – Royalty Liability

The Company assumed royalty liability from previous owner in acquiring the University Field. One of the largest creditors, Herman L. Loeb, LLC agreed to settle the outstanding balance in $240,000. As of December 31, 2010 and 2009, the royalty liability was $309,204 and $0, respectively.

Note 5– Convertible Notes and Derivative Liability

On February 10, 2009, the Company issued $180,975 of convertible notes payable to two different note holders, bearing interest at 6% per annum, requiring payment of principal and interest monthly. Any outstanding balance plus accrued interest could be converted into the Company’s common stock at a 20% discount to the market at the date of conversion. The conversion features were analyzed under FASB Codification Topic 815, Derivatives and Hedging. Bifurcation of the conversion option from the host contract and accounting for it separately as a derivative may have been necessary if (a) the conversion feature was not clearly and closely related to the host contract, (b) the hybrid instrument is not accounted for at fair value, and (c) a separate instrument with the same terms as the embedded instrument would qualify as a derivative instrument. To determine if the conversion option was indexed to the Company’s own stock, the Company applied the two step approach as defined by ASC 815-40. In assessing step 2, by evaluating the conversion instrument’s settlement provisions, the Company concluded that, pursuant to the guidance, the number of shares into which the note was convertible was not fixed and, accordingly, the Company determined that the conversion feature of the note met the criteria of an embedded derivative and the conversion feature of the debt needed to be bifurcated and accounted for as a derivative. The debt did not meet the definition of “conventional convertible debt” because the number of shares which could have been issued upon the conversion of the debt was not fixed. Therefore, the conversion feature, pursuant to ASC 815-40, was accounted for as a derivative liability. Pursuant to this guidance, the Company adjusts the carrying value of the conversion feature to its fair value at each reporting date.

On December 8, 2010, the Company issued 2,520,000 shares of common stock to settle one of these notes in the amount of $80,975. This settlement of debt reduced the carrying value of the derivative liability to $49,665 and reduced the carrying value of convertible notes to $100,000 for the period ended December 31, 2010.

The Company calculated the fair value of these instruments using the Black-Scholes pricing model. The significant assumptions used in the calculation of the instruments’ fair value are detailed in the table below. The value of the derivative liability for the embedded conversion features at December 31, 2010 was $49,665. The offset to this entry was recorded to debt discount, which will be amortized over the life of the note using the effective interest rate method.

	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009
Weighted average volatility	82.00%	73.00%
Expected dividends	0.00%	0.00%
Expected term	1.0 years	1.4 years
Risk-free rate	0.29%	0.34%

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

Note 6– Contingent Liabilities

On August 25, 2008, the Company filed a lawsuit against Incentaclick Media Group Inc. (the “Plaintiff”) in the Supreme Court of British Columbia, Canada. The Company is claiming negligence and breach of contract due to failure to provide services as stipulated under an agreement between the parties that had a term of 18 months commencing December 2006. Pursuant to the agreement, the Company paid a monthly fee of $15,000 for custom website search engine optimization services. However, the Company claims that such services were never provided. Beginning December 2007, and for the remaining term of the contract, the monthly fee was reduced to $7,500. On July 28, 2008, the Company received a demand letter for payment of the remaining $67,500 outstanding under the agreement. The Company proposed a settlement, which was rejected, and the Plaintiff counter sued for breach of contract, claiming damages of $67,500. On September 19, 2008, the parties settled, and the Company agreed to pay $55,000 payable in 16 monthly payments of $3,437 starting September 30, 2008. As of December 31, 2010, the Company has not made any settlement payments to the Plaintiff. The entire $55,000 liability is recorded in accounts payable as of December 31, 2010.

On December 5, 2011, the Company was notified that its Registered Agent in the State of Texas was served with process on December 2, 2011, with a Corporate Citation regarding a Petition and Request for Disclosures filed by Rock Ridge Resources, Inc f/k/a Green Star Energies, Inc. against BCM Energy Partners, Inc. f/k/a Aeon Holdings, Inc., BCM Energy Texas, LLC and BCM Energy Partners, LLC as defendants. This is a purchase agreement signed on Feburary 10, 2009 by Green Star Energies, Inc and Aeon Holdings Inc. to acquire Green Star Energies’ interest in a joint venture with Bialy Gas Production LLC by issuing 9,000,000 Aeon’s restricted shares. The entire transactions were not completed and Green Star Energies demanded for the 9,000,000 restricted shares. This case remains in preliminary stages and trial date for the case is set on December 3, 2012. BCM Energy Partners, LLC believes that the claim asserted by Green Star Energies, Inc. is without merit and will continue its defense of the claim.

Note 7– Preferred Stock

On December 14, 2010, Aeon issued 4,800,000 shares of preferred stock to BCM, LLC in exchange for the University Field assets in a reverse acquisition, with conversion and voting rights equivalent to common stock at a 20 to 1 ratio, or 96,000,000 shares. On May 30, 2011, BCM Energy Partners, LLC converted its 4,800,000 shares of preferred stock in the Company into 96,000,000 shares of common stock.

Note 8– Common Stock

The total shares outstanding as of December 31, 2010 do not include 9,000,000 shares registered to Green Star Energies, Inc., and its affiliates, as the Company maintains documentation that the shares were improperly issued and the transaction related to these issuances was never consummated.

Note 9– Income Taxes

Income taxes are provided in accordance with FASB Codification Topic 740, Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss-carry forwards. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that, some portion or all of the deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment. As of December 31, 2010, the Company had a net operating loss carry forward of approximately $139,229 available to offset taxable income in future years, which commence expiring in year ended 2013. Pursuant to ASC 740, the potential benefit of the net operating loss carry forward has not been recognized in the consolidated financial statements because the Company could not be assured that it is more likely than not that such benefit will be utilized in future years.

The Internal Revenue Code of 1986, as amended, imposes substantial restrictions on the utilization of net operating losses in the event of an “ownership change” of a corporation. Accordingly, a company’s ability to use net operating losses may be limited as prescribed under Internal Revenue Code Section 382 (“IRC Section 382”). Events which may cause limitations in the amount of the net operating losses that the company may use in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. There have been transactions that have changed the Company’s ownership structure since inception that may have resulted in one or more ownership changes as defined by the Internal Revenue Code of 1986.

Given the Company’s history of net operating losses, management has determined that it is more-likely-than-not the Company will not be able to realize the tax benefit of the carry forwards. Current standards require that a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

The Company is subject to United States federal and state income taxes at an approximate aggregate rate of 43%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	For the Years Ended December 31, 2010	For the Year Ended December 31, 2009
Federal statutory rate	34.00%	34.00%
State tax, net of federal benefit	9.00%	9.00%
Valuation allowance	(43.00)%	(43.00)%
Effective income tax rate	0.00%	0.00%

Accordingly, the Company has recorded a full valuation allowance against its net deferred tax assets at December 31, 2010 and 2009. Upon the attainment of taxable income by the Company, management will assess the likelihood of realizing the tax benefit associated with the use of the carry forwards and will recognize a deferred tax asset at that time.

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

	December 31, 2010	December 31, 2009
Net operating loss carry-forward	$55,672	$517
Valuation allowance	(55,672)	(517)
Net deferred income tax asset	$0	$0

The Company has recognized a valuation allowance for the deferred income tax asset since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years. The valuation allowance is reviewed annually. When circumstances change that cause a change in management’s judgment about the reliability of deferred income tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

Note 10– Purchase of Oil and Gas Properties

On July 1, 2010, BCM, LLC executed an Assignment, Bill of Sale and Conveyance to acquire 100% of the working interests, including all related equipment, in University Field, which is comprised of 14 leases covering approximately 300 gross acres in East Baton Rouge, Louisiana, with 19 current wells identified in-field. BCM, LLC acquired the University Field assets in exchange for 66.66% of its membership interests and the assumption of approximately $2,200,000 in liabilities associated with the University Field asset. At the time of the acquisition, two wells were producing.

Note 11– Related Party Transactions

On December 14, 2010, the Company entered into and closed on a Purchase Agreement with BCM, LLC to acquire BCM, LLC’s entire interest in that certain oil field in Baton Rouge, Louisiana known as University Field in exchange for 4,800,000 shares of the Company’s preferred stock with voting and conversion rights equivalent to common stock at a 20 to 1 ratio. Raymond G. Bailey, the Company’s Chairman and Chief Executive Officer, David M. Beach, the Company’s President, Chief Financial Officer, and Director, and John H. Counce III, Director, have membership interests in BCM, LLC of 5.72%, 5.68%, and 33.50%, respectively.

The Company had accrued unpaid salaries to its Chief Financial Officer and Chief Operating Officer in the amount of $180,000 as of December 31, 2010. Unpaid salaries are expected to be paid to the Chief Financial Officer and Director shortly after the Company obtains financing in an amount that exceeds current liabilities. The Company did not accrue any interest on its unpaid salaries.

The Company had loans payable to the Chief Financial Officer in the amount of $8,400 as of December 31, 2010, including accrued interest in the amount of $640. This loan bears interest at the annual rate of 10 percent, is due upon demand, and is unsecured.

The Company had loans payable to a relative of one of the Directors of the Company in the amount of $418,903 as of December 31, 2010, including accrued interest in the amount of $19,598. This loan bears interest at the annual rate of 5%, is due on demand and is unsecured. There is no prepayment penalty. This loan is expected to be paid back upon a refinancing of University Field.

Note 12– Lines of Credit

At December 31, 2010, the Company had the following lines of credit (collectively, the “Credit Lines”):

The Company had a Credit Line with a financial institution that renews annually on the 4th of June under which the Company could borrow up to $500,000. Interest accrued on outstanding amounts at the annual rate of 5.5 percent, and the Credit Line was secured by a security interest in substantially all of the Company’s assets. At December 31, 2010, $500,000 was outstanding under this Credit Line.

The Company had a Credit Line with a financial institution that renews annually on the 21st of August under which the Company could borrow up to $150,000. Interest accrued on outstanding amounts at the annual rate of 8.75 percent, and the Credit Line was secured by a security interest in substantially all of the Company’s assets. At December 31, 2010, $150,000 was outstanding under this Credit Line.

The Company had a Credit Line with a financial institution that renews annually on the 14th of January under which the Company could borrow up to $400,000. Interest accrued on outstanding amounts at the annual rate of 8.00 percent, and the Credit Line was secured by a security interest in substantially all of the Company’s assets and guaranteed by the personal guarantee of a related party of the Company. At December 31, 2010, $212,799 was outstanding under this Credit Line.

Note 13– Notes Payable

At December 31, 2010, the Company had a note payable to a bank (the “Bank Note”) bearing interest at the annual rate of 7 percent that was due on April 29, 2013. The Bank Note was secured by a security interest in substantially all of the assets of the Company. At December 31, 2010, $103,006 was outstanding under the Bank Note.

Note 14– Subsequent Events

On January 1, 2011, the Company executed employment agreements with Dr. R. Gerald Bailey, as Chief Executive Officer, and David M. Beach, as President and Chief Financial Officer and John H. Counce, III as Chief Operating Officer.

On January 19, 2011, the Company executed a letter of intent with Drum Oil & Gas, Inc. (“Drum O&G”) and Drum Equipment, Inc. (“Drum Equipment”) related to the acquisition of certain producing oil and gas leases in Liberty and Polk Counties, Texas in the amount of $5,000,000 in total consideration.

On February 1, 2011, the Company assigned its full interest in University Field to BCM Energy Louisiana LLC.

On February 15, 2011, the Company issued 45,000 shares of common stock to a consultant for services.

On February 15, 2011, the Company issued 2,520,000 shares of common stock per a debt settlement agreement. This issuance was recorded on our corporate share table per a board resolution on December 8, 2010, but not issued until February 15, 2011.

On February 24, 2011, BCM Energy Louisiana, LLC (“BCM Louisiana”), a subsidiary of the Company, executed a promissory note made payable to University Field Oil, LLC (“UFO”), a subsidiary of Worthmore Capital, LLC (“Worthmore”), in the original principal amount of $50,000 (the “February UFO Note”). The February UFO Note was due on March 31, 2011, accrued interest at the annual rate of 8.0% percent, and was unsecured.

On February 24, 2011, the Operating Agreement of BCMEL was executed by University Field Oil LLC (“UFO”), a subsidiary of Worthmore Capital, LLC and the Company, granting 51% of the membership interests in BCMEL to UFO and 49% to the Company. Per this operating agreement, UFOwould retain a 51% Membership Interest in BCM Energy Louisiana, LLC until the UFO Note is repaid. The Company would retain a 49% Membership Interest in BCM Energy Louisiana, LLC. This agreement was amended on June 22, 2011.

On March 1, 2011, the Company executed a purchaser oil contract with Katrina Energy, LLC to market petroleum products produced from University Field.

On March 1, 2011, the Company executed employment agreements with Patricia Netherland, as Director of Land and Legal, and Mary Beth Brinkman, as Officer Manager.

On March 29, 2011, the Company issued 403,225 shares of common stock to Kodiak Capital Group LLC related to a financing facility.

On April 12, 2011, the Company changed its name to “BCM Energy Partners, Inc.” and began trading under the symbol “BCME” on the OTC Pink Market of OTC Markets Group, Inc.

On April 13, 2011, the Company issued 165,000 shares of common stock to a consultant for services.

On April 20, 2011, the Company executed a letter of intent with MidCap ETX, LLC related to the acquisition of a certain producing oil and gas lease in Texas.

On May 23, 2011, the Company executed an engagement letter with Mathews & Mann, LLC for services related to SEC filings and related accounting services. In consideration for these services, the Company issued 25,000 shares of its common stock to Charles Mathews, who is a principal of Mathews & Mann, LLC.

On May 25, 2011, the Company issued 705,000 shares of common stock to certain employees, executives and directors of the Company.

On May 26, 2011, BCM Energy Louisiana, LLC, a subsidiary of the Company, executed a promissory note made payable to UFO in the original principal amount of $1,325,000 (the “UFO Note”). The UFO Note is due on May 31, 2013, accrues interest at the annual rate of 8.0% percent, and is senior secured by all assets of BCM Energy Louisiana, LLC. The Company used the funds from the UFO Note topay off the February UFO Note and refinance the Credit Lines and the Bank Note (referenced in Note 11 - Lines of Credit) and to develop University Field.

On May 26, 2011, the Company paid in full the outstanding amounts due under the Bank Note described in this Note 12 with the proceeds of the loan evidenced by the UFO Note.

On May 27, 2011, the Company paid in full the Credit Lines described in Note 11 - Lines of Credit with the proceeds of the loan evidenced by the UFO Note.

On May 30, 2011, BCM Energy Partners, LLC converted its 4,800,000 shares of preferred stock of the Company into 96,000,000 shares of common stock.

On May 31, 2011, the Company incorporated a wholly owned subsidiary, BCM Energy Texas, LLC (“BCM Energy Texas”), in the State of Texas.

On June 21, 2011, the Company executed the Loeb Royalty Settlement agreement in the amount of $240,000, effectively reducing and limiting this liability.

On June 22, 2011, the UFO Note was amended and restated in the original principal amount of $1,525,000 to include additional funds loaned by UFO. This amended and restated UFO Note replaced the UFO Note executed on May 26, 2011. Also on June 22, 2011, the BCM Energy Louisiana, LLC operating agreement was amended with a provision that required full repayment of the UFO note by August 22, 2011 to effect an earn-out for the Company. This deadline passed without full repayment, so the equity ownership in BCM Energy Louisiana, LLC remains as 51% in favor of UFO and 49% in favor of the Company.

On July 18, 2011, the Company received a cancellation and release of garnishment statement from Fowlkes Technology, LLC.

On July 22, 2011, the Company accepted the resignation of John Counce, III as Chief Operating Officer.

On July 22, 2011, the Company accepted the resignation of David M. Beach as Chief Financial Officer.

On July 22, 2011, the Company executed an Independent Contractor Agreement with Charles Mathews to serve as the Chief Financial Officer for the Company and terminated the engagement letter with Mathews & Mann, LLC.

On August 4, 2011, the Company executed a promissory note made payable to John Counce, II in the original principal amount of $100,000 (the “Counce Note”). The Counce Note is due on October 4, 2011, and has a fixed interest of $20,000, and is secured. The Company used the proceeds from the Counce Note to fund legal and audit expenses related to the Company’s effort to bring its SEC filings current and pay certain accounts payable.

On August 10, 2011, the Company incorporated a wholly owned subsidiary, BCM Energy EOR, LLC, in the State of Delaware.

On August 15, 2011, the Company held a Special Meeting of Stockholders to approve the adoption of the Company’s Restated Certificate of Incorporation to effect a fifty-to-one reverse stock split. The proposal was approved by a majority of the stockholders of the Company and was effective on August 25, 2011.

On August 15, 2011, the Company executed an employment agreement with Randall Calais, as the Field Supervisor for the Company.

On August 17, 2011, the Company’s wholly-owned subsidiary, BCM Energy Texas, entered into a purchase agreement with Drum O&G to acquire 90% of Drum O&G’s 18 working interests in oil and gas wells located in Liberty County, Texas in exchange for $967,742 in cash, subject to ordinary adjustments. Drum O&G also granted to BCM Energy Texas a one-year option to acquire 90% of Drum O&G’s 17 working interests in oil and gas wells located in Liberty County, Texas. BCM Energy Texas also entered into a purchase agreement with Drum Equipment to acquire 90% of Drum Equipment’s 27 working interests in oil and gas wells also located in Liberty County, Texas in exchange for $1,617,512 in cash, subject to ordinary adjustments. Drum Equipment also granted to BCM Energy Texas a one-year option to acquire 90% of Drum O&G’s 19 working interests in oil and gas wells located in Liberty County, Texas. (The purchase agreements with Drum O&G and Drum Equipment described in this paragraph are collectively referred to as the “Drum Purchase Agreement.”)

On August 29, 2011, the Company executed a settlement agreement with Galleria Operating Company, LLC related to accounts payable.

On September 21, 2011, the Company’s Board of Directors approved a change in the Company’s fiscal year end from May 31 to December 31, effective as of the fourth quarter in2010.

On September 21, 2011, the Company entered into a joint venture agreement (“JVA”) with Red Canyon, Inc. (“Red Canyon”) to form BCM Energy Colorado, LLC (“BCMEC”). As a result of the JVA, the Company controls 51% of BCMEC, and Red Canyon controls 49% of BCMEC. In addition, in connection with the JVA, the Company entered into an independent contractor agreement with Christian Pierce to serve as the Vice President of Business Development and President of BCMEC. In consideration for these services, the Company issued to Mr. Pierce 10,000 shares of common stock.

On September 26, 2011, the Company issued 50,000 shares of common stock to National Eagles and Angels Association, LLC and NEAA Venture Research, LLC for business development and industry research.

On September 27, 2011, the Company entered into an independent contractor agreement with Bryant Mook to serve as Vice President of Engineering and Geology for the Company. In consideration for these services, the Company issued to Mr. Mook 20,000 shares of common stock.

On September 28, 2011, the Company entered into an independent contractor agreement with William Hamm to serve as Vice President of Enhanced Oil Recovery Services for the Company. In consideration for these services, the Company issued to Mr. Hamm 20,000 shares of common stock.

On September 30, 2011, the Company entered into a memorandum of understanding (“MOU”) with Elliptical Oilfield Services, LLC (“Elliptical”). Under the MOU, Elliptical is to provide introductions to sellers of oil and gas properties; introductions to investors, brokers, analysts, bankers or similar parties; access to geological, geophysical and engineering data associated with acquisition opportunities; and administrative support to the Company. In consideration of these services, the Company issued to Elliptical 10,000 shares of common stock valued at $21,500 and agreed to pay Elliptical up to 5% of the value of any potential acquisition which leads to a consummated transaction that was the result of an introduction from Elliptical.

On September 30, 2011, the Company issued 120,000 shares of common stock to certain employees, executives and directors of the Company.

On October 1, 2011, the Company issued 7,500 shares of common stock to certain key employees of the Company.

On October 11, 2011, the Company entered into an engagement agreement with Starlight Investments, LLC (“SIL”) to engage SIL on an exclusive and best efforts basis, to provide financial services to the Company, including financial consulting and investment banking services. BCM agreed to pay SIL a monthly retainer for up to three (3) months and up to 6.0% in closing fees upon a successful financing transaction.

On October 13, 2011, the Company entered into an extension agreement with Drum O&G and Drum Equipment related to the Drum Purchase Agreement dated August 17, 2011. In consideration for the extension, the Company paid Drum O&G and Drum Equipment $25,000. This extension is for the period ended November 15, 2011.

On October 19, 2011, the Company executed a promissory note payable to the OLB Foundation, Inc. (“OLB”) in the amount of $200,000 (the “OLB Note”). The OLB Note is due on November 1, 2012, accrues interest at the annual rate of 10.0% percent, and is unsecured. The Company used the proceeds from the OLB Note to fund legal and audit expenses related to the Company’s effort to bring its SEC filings current and pay certain accounts payable. The Company issued 50,000 shares of its common stock to OLB in connection with the OLB Note.

On October 19, 2011, the Company entered into a consulting agreement with Brighton Capital, LLC (“Brighton”) to provide certain strategic advisory services to the Company, including assisting the Company with its business strategy, acquisition strategy and structure and capital strategies. The term of the agreement is 180 days unless it is mutually extended by both parties and the agreement can be terminated by either party upon 30 days’ written notice to the other party. The Company issued to Brighton 20,000 shares of common stock.

On November 30, 2011, the Board of Directors of the Company terminated the Independent Contractor Agreement with Charles Mathews and removed him as the Company’s Chief Financial Officer.

On December 1, 2011, the Board of Directors of the Company appointed David M. Beach to serve as its Chief Financial Officer.

On December 1, 2011, the Board of Directors of the Company appointed James Leach to serve as a director.

On December 5, 2011, the Company was notified that its Registered Agent in the State of Texas was served with process on December 2, 2011, with a Corporate Citation regarding a Petition and Request for Disclosures filed by Rock Ridge Resources, Inc f/k/a Green Star Energies, Inc. against BCM Energy Partners, Inc. f/k/a Aeon Holdings, Inc., BCM Energy Texas, LLC and BCM Energy Partners, LLC as defendants.

On December 29, 2011, the Company received a receipt and release of judgment from Red Stick Crushed Concrete.

On January 14, 2012, the Company entered into an extension agreement with Drum Oil & Gas, Inc. and Drum Equipment (“Drum Companies”) related to the Gulf/Mitchell Purchase Agreement dated August 17, 2011. This extension is until February 29, 2012.

On January 25, 2012, the Company acquired the Dowdy, A.E and Parish leases from Elliptical Oilfield Services, LLC. In exchange for these leases, the Company agreed to issue 200,000 shares of common stock to Elliptical.

On January 31, 2012, Dr. Raymond G. Bailey P.E. resigned as the Company’s Chief Executive Officer and David M. Beach was appointed as the Company’s Chief Executive Officer, as described below. In addition, and as described in Item 8.01 below, on January 31, 2012, Dr. Bailey was appointed as the Company’s Executive Chairman and entered into an Employment Agreement with the Company.

On January 31, 2012, David M. Beach was appointed as the Company’s Chief Executive Officer. He also serves as the Company’s President and Chief Financial Officer.

On February 1, 2012, BCM Energy Partners, Inc. (the “Company”) entered into an employment agreement (the “Agreement”) with David M. Beach in connection with the January 31, 2012 appointment of Mr. Beach to the position of Chief Executive Officer of the Company.

On February 2, 2012, the Company issued a total of 535,000 shares to certain employees, executives and directors of the Company.

On March 1, 2012, the Company accepted the resignation of Vic Devlaeminck from the Board of Directors.

On March 2, 2012, the Company approved the nomination of Jeffrey B. Wolin to the Board of Directors.

On March 2, 2012 the company executed a letter of intent with Gulf Coast Marine Fabricators, Inc (“GCMF”) to acquire 100% of the privately held common stock of GCMF.

On April 16, 2012, the company engaged Global Hunter Securities (“GHS”) as its non-exclusive Financial and M&A Advisor. As part of this agreement, the Company issued 185,000 shares of common stock to GHS.

BCM ENERGY PARTNERS, INC.

SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Oil and Gas Producing Activities

In January 2010, the Financial Accounting Standards Board (FASB) issued FASB Accounting Standards Update (ASU) No. 2010-03, “Oil and Gas Reserve Estimations and Disclosures” (ASU No. 2010-03). This update aligns the current oil and gas reserve estimation and disclosure requirements of the Extractive Industries - Oil and Gas topic of the FASB Accounting Standards Codification (ASC Topic 932) with the changes required by the final rule of the Securities and Exchange Commission (the “SEC”), “Modernization of Oil and Gas Reporting.” ASU No. 2010-03 must be applied prospectively as a change in accounting principle that is inseparable from a change in accounting estimate and is effective for entities with annual reporting periods ending on or after December 31, 2009.

Oil and Gas Reserves. Users of this information should be aware that the process of estimating quantities of “proved,” “proved developed,” “proved undeveloped” and “probable” crude oil, natural gas liquids and natural gas reserves is complex, requiring significant subjective decisions in the evaluation of all available geological, engineering and economic data for each reservoir. The data for a given reservoir may also change substantially over time as a result of numerous factors including, but not limited to, additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions. Consequently, material revisions (upward or downward) to existing reserve estimates may occur from time to time. Although reasonable effort is made to ensure that reserve estimates reported represent the most accurate assessments possible, the significance of the subjective decisions required and variances in available data for various reservoirs make these estimates generally less precise than other estimates presented in connection with financial statement disclosures. See ITEM 1A. Risk Factors.

Proved reserves represent estimated quantities of crude oil, natural gas liquids and natural gas that geoscience and engineering data can estimate, with reasonable certainty, to be economically producible from a given day forward from known reservoirs under economic conditions, operating methods and government regulation before the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation.

Proved developed reserves are proved reserves expected to be recovered under operating methods being utilized at the time the estimates were made, through wells and equipment in place or if the cost of any required equipment is relatively minor compared to the cost of a new well.

Proved undeveloped reserves are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required. Reserves on undrilled acreage are limited to those directly offsetting development spacing areas that are reasonably certain of production when drilled, unless evidence using reliable technology exists that establishes reasonable certainty of economic producibility at greater distances. Undrilled locations can be classified as having undeveloped reserves only if a development plan has been adopted indicating that they are scheduled to be drilled within five years, unless the specific circumstances justify a longer time. Estimates for proved undeveloped reserves are not attributed to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual projects in the same reservoir or an analogous reservoir, or by other evidence using reliable technology establishing reasonable certainty.

Probable undeveloped reserves are those additional reserves that are less certain to be recovered than proved reserves but which, together with proved reserves, are as likely as not to be recovered. Probable reserves may be assigned to areas of a reservoir adjacent to proved reserves where data control or interpretations of available data are less certain, even if the interpreted reservoir continuity of structure or productivity does not meet the reasonable certainty criterion. Probable reserves may be assigned to areas that are structurally higher than the proved area if these areas are in communication with the proved reservoir.

No major acquisition or sale of oil and gas properties or other favorable or adverse event subsequent to December 31, 2010 is believed to have caused a material change in the estimates of proved developed or proved undeveloped or probable undeveloped reserves as of that date.

On February 24, 2011, BCM Energy Louisiana, LLC (“BCM Louisiana”), a subsidiary of the Company, executed a promissory note made payable to University Field Oil, LLC (“UFO”), a subsidiary of Worthmore Capital, LLC (“Worthmore”), in the original principal amount of $50,000 (the “February UFO Note”). The February UFO Note was due on March 31, 2011, accrued interest at the annual rate of 8.0% percent, and was unsecured.

On February 24, 2011, the Operating Agreement of BCMEL was executed by University Field Oil LLC (“UFO”), a subsidiary of Worthmore Capital, LLC and the Company, granting 51% of the membership interests in BCMEL to UFO and 49% to the Company. Per this operating agreement, UFOwould retain a 51% Membership Interest in BCM Energy Louisiana, LLC until the UFO Note is repaid. The Company would retain a 49% Membership Interest in BCM Energy Louisiana, LLC.

On June 22, 2011, the UFO Note was amended and restated in the original principal amount of $1,525,000 to include additional funds loaned by UFO. This amended and restated UFO Note replaced the UFO Note executed on May 26, 2011. Also on June 22, 2011, the BCM Energy Louisiana, LLC operating agreement was amended with a provision that required full repayment of the UFO note by August 22, 2011 to effect an earn-out for the Company. This deadline passed without full repayment, so the equity ownership in BCM Energy Louisiana, LLC remains as 51% in favor of UFO and 49% in favor of the Company.

NET PROVED RESERVE SUMMARY

The following table sets forth the Company’s net proved reserves, including proved developed and proved undeveloped reserves, at December 31, 2010, as estimated by University Field Management, LLC, the Company’s contract engineer for University Field.

At December 31, 2010
Net Proved Developed Reserves
Crude Oil (Bbls)	56,450

Net Proved Undeveloped Reserves
Crude Oil (Bbls)	268,040
Natural Gas (Mcf)	205,580
Oil Equivalents (Boe)	302,300

Net Proved Developed and Undeveloped Reserves
Crude Oil (Bbls)	324,490
Natural Gas (Mcf)	205,580
Oil Equivalents (Boe)	358,750

Net Probable Undeveloped Reserves
Crude Oil (Bbls)	624,270
Natural Gas (Mcf)	745,160
Oil Equivalents (Boe)	748,463

Net Proved and Probable Reserves
Crude Oil (Bbls)	948,760
Natural Gas (Mcf)	950,740
Oil Equivalents (Boe)	1,107,210

Capitalized Costs Relating to Oil and Gas Producing Activities. The following table sets forth the capitalized costs relating to the Company’s crude oil and natural gas producing activities at December 31, 2010:

At December 31, 2010

Proved leasehold costs	$1,958,129
Costs of wells and development	80,783
Capitalized asset retirement costs	2,251
Total cost of oil and gas properties	2,270,264
Accumulated depreciation and depletion	(52,851)
Net Capitalized Costs	$2,217,413

Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities. The following table sets forth the costs incurred in the Company’s oil and gas property acquisition, exploration and development activities for the year ended December 31, 2010:

For the Year Ended December 31, 2010
Acquisition of properties
Proved	$2,136,630
Exploration costs	0
Development costs	80,783
Net Capitalized Costs	$2,217,413

Results of Operations for Oil and Gas Producing Activities. The following table sets forth the results of operations for oil and gas producing activities for the year ended December 31, 2010:

For the Year Ended December 31, 2010
Crude oil revenues	$292,184
Production Costs	(133,931)
Depreciation and depletion	(52,851)
Results of operations for producing activities, excluding corporate overhead	$105,402

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves. The following information has been developed utilizing procedures prescribed by ASC Topic 932 and is based on crude oil and natural gas reserves and production volumes estimated by the Company’s independent petroleum consultants. The estimates were based on an $80 crude oil price and $4 natural gas price. The following information may be useful for certain comparison purposes, but should not be solely relied upon in evaluating the Company or its performance. Further, information contained in the following table should not be considered as representative of realistic assessments of future cash flows, nor should the Standardized Measure of Discounted Future Net Cash Flows be viewed as representative of the current value of the Company.

The future cash flows presented below are based on sales prices, cost rates and statutory income tax rates in existence as of the date of the projections. It is expected that material revisions to some estimates of crude oil and natural gas reserves may occur in the future, development and production of the reserves may occur in periods other than those assumed, and actual prices realized and costs incurred may vary significantly from those used.

Future production and development costs were computed by estimating those expenditures expected to occur in developing and producing the proved oil and natural gas reserves at the end of the year, based on year-end costs. Actual future cash inflows may vary considerably, and the standardized measure does not necessarily represent the fair value of the Company’s oil and natural gas reserves.

Management does not rely upon the following information in making investment and operating decisions. Such decisions are based upon a wide range of factors, including estimates of probable and possible reserves as well as proved reserves, and varying price and cost assumptions considered more representative of a range of possible economic conditions that may be anticipated.

The following table sets forth the standardized measure of discounted future net cash flows from projected production of the Company’s oil and gas reserves as of December 31, 2010:

Dec 31, 2010
Future cash inflows	$26,848,040
Future production costs	(7,533,336)
Future development costs	(1,135,851)
Future income tax expense	(3,823,023)
Future net cash inflows	14,355,830
10% annual discount for estimated timing of cash flows	5,831,841
Standardized measure of discounted future net cash flows	$8,523,989

Changes in Standardized Measure of Discounted Future Net Cash Flows. The following table sets forth the changes in the standardized measure of discounted future net cash flows for the year ended December 31, 2010:

December 31, 2010
Beginning of period	$0
Sales of oil and natural gas produced, net of production costs	(132,344)
Development costs incurred	80,783
Accretion of discount	2,251
Purchases of reserves in place	8,573,299
End of period	$8,523,989

Exhibit Index

The following exhibits are filed herewith or incorporated herein pursuant to Regulation S-K, Item 601:

Exhibit

3	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit A to the Information Statement on Schedule 14C filed with the SEC on November 10, 2008).

10.5	Purchase and Sale Agreement between Aeon Holdings, Inc. and BCM Energy Partners, LLC dated December 14, 2010 (incorporated by reference to the BCM Form 8-K filed with the SEC on January 10, 2011).

21*	Subsidiaries of the Registrant.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

32*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

* Filed herewith.

24