Form 10-Q
period 2011-03-31
BCM Energy Partners Inc.
filed 2012-06-21
CIK 1343257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

Commission file number: 333-130344

BCM ENERGY PARTNERS, INC.

(Exact name of registrant as specified in its charter)

Delaware	47-0948014
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

301 St. Charles Av., Fl 3

New Orleans, LA 70130

(Address of principal executive offices)

(504) 264-5160

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [  ] Yes [X] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [  ] Yes [X] No [  ] Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Small reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). [  ] Yes [X] No

As of May 31, 2012, there were 3,091,785 shares of the issuer’s common stock were outstanding.

BCM ENERGY PARTNERS, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BCM ENERGY PARTNERS, INC.

Condensed Consolidated Balance Sheets

	As of March 31, 2011	As of December 31, 2010
	(unaudited)
Assets

Cash	$27,143	$3,899
Accounts receivable	120,776	2,702
Total Current Assets	147,919	6,601
Oil and gas properties, net of impairment and depletion	2,013,055	2,029,970
Other property, plant, and equipment, net	180,234	187,443

Total Assets	$2,341,208	$2,224,014

Liabilities and Stockholder’s Deficit

Accounts payable and accrued liabilities	$590,502	$576,646
Notes payable-related parties	457,826	427,303
Note payable-bank	103,006	103,006
Note payable - UFO	50,000	-
Line of credit-banks	841,460	862,799
Salaries payable-related parties	330,000	180,000
Convertible notes payable	100,000	100,000
Royalty liability	309,204	309,204
Derivative liability	48,875	49,665
Total Current Liabilities	2,830,873	2,608,623

Asset retirement obligation	2,251	2,251

Stockholders’ Deficit
Common stock, $.0001 par value; 150,000,000 shares authorized; 7,094,944 and 6,646,769 shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively.	709	664
Preferred stock, $.0001 par value; 20,000,000 shares authorized; 4,800,000 shares issued and outstanding as of March 31, 2011 and December 31, 2010.	480	480
Additional paid-in capital (1)	15,130	(248,775)
Accumulated deficit	(508,235)	(139,229)
Total Stockholders’ Deficit	(491,916)	(386,860)

Total Liabilities and Stockholders’ Deficit	$2,341,208	$2,224,014

(1) The December 31, 2010 capital accounts of the Company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the merger transaction. See Note 1.

The accompanying notes are an integral part of these condensed consolidated financial statements

BCM ENERGY PARTNERS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2011	2010
Revenues
Crude Oil	$212,361	$-

Expenses:
Lease operating expense	36,857
Production taxes	33,232
General and administrative expense	188,518
Professional fees	292,652
Depletion and depreciation expense	24,124
Total expenses	575,383	-
Loss from operations	(363,022)

OTHER INCOME (EXPENSE)
Interest, net	(6,774)
Change in fair value of derivative liability	790
Net Loss	$(369,006)	$-

Net loss per share of common stock - Basic and Diluted	$(0.06)	$-

Weighted Average Shares Outstanding - Basic and Diluted (2)	6,677,730	-

(2) The capital accounts of the Company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the merger transaction in determining the basic and diluted weighted average shares. See Note 1.

The accompanying notes are an integral part of these condensed consolidated financial statements

BCM Energy Partners, Inc

Condensed Consolidated Statement of Changes in Stockholder’s Deficit

	Common Stock		Preferred Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2010 (3)	6,646,769	$664	4,800,000	480	$(248,775)	$(139,229)	$(386,860)
Common stock issued as inducement for line of credit	403,225	40	-	-	249,960	-	250,000
Common stock issued for services	45,000	5	-	-	13,945	-	13,950
Net Loss						(369,006)	(369,006)
Balance at March 31, 2011 (Unaudited)	7,094,994	$709	4,800,000	$480	$15,130	$(508,235)	$(491,916)

(3) The December 31, 2010 capital accounts of the Company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the merger transaction. See Note 1.

The accompanying notes are an integral part of these condensed consolidated financial statements

BCM ENERGY PARTNERS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2011	2010
Operating Activities:
Net loss	$(369,006)	$-
Adjustments to reconcile net loss to cash flows from operating activities
Depletion and depreciation expense	24,124	-
Change in fair value of derivative liability	(790)	-
Common stock issued as inducement for loan	250,000	-
Common stock issued to service providers	13,950	-
Changes in operating assets and liabilities:
Accounts receivable	(118,074)	-
Accounts payable and accrued liabilities	13,856	-
Salaries payable	150,000	-
Cash flows used in operating activities	(35,940)	-

Investing Activities:
Cash flows used in investing activities	-	-

Financing Activities:
Proceeds from notes payable - related party	31,523	-
Proceeds from note payable - UFO	50,000	-
Payments on line of credit - banks	(21,339)	-
Repayments to related party	(1,000)	-
Cash flows provided by financing activities	59,184	-

Net change in cash during the period	23,244	-

Cash, beginning of period	3,899	-

Cash, end of period	$27,143	$-

Supplemental disclosure of non-cash transactions:
Common stock issued as inducement for loan	$250,000	$-
Common stock issued to service providers	$13,950	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

BCM ENERGY PARTNERS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Description of the Business and Summary of Significant Accounting Policies

BCM Energy Partners, Inc. (the “Company” or “BCM”) is an acquisition and development company focused on sub-scale, undercapitalized oil and gas assets in the U.S. Gulf Coast region. The Company reviews opportunities nationwide through select partnerships. Professionals from the energy and financial industries formed the Company in late 2007 in an effort to capitalize on smaller oil and gas opportunities that are frequently overlooked by traditional energy capital sources.

After a thorough review of the market during 2008 and 2009, the Company closed on its first acquisition of University Field (East Baton Rouge Parish, LA) in July 2010. BCM acquired Aeon Holdings, Inc. (OTC: AEOH) through a reverse merger in December 2010. The Company completed its third acquisition of Luling field (Guadalupe County, TX) in an all-stock transaction in January 2012. At present, the Company is evaluating over ten acquisition targets representing substantial value in proven reserves and related production revenues.

The Company’s business model is built on the identification, acquisition and development of distressed or undervalued oil and gas assets. BCM is able to attract and acquire proven producing oil and gas reserves with significant behind-pipe opportunities due to management’s regional expertise, technical depth and expansive network. This model allows BCM to consistently increase revenues and steadily decrease operating expenses (as a percentage of revenues), which will benefit shareholders through EBITDA expansion and proven reserves values.

BCM is then able to conduct thorough reserve engineering and geologic reviews to book proven reserves in an effort to support an attractive market valuation relative to dollars spent on acquisitions and development.

BCM has an active pipeline of deals similar to University Field and Luling Field and will continue to execute this model of effective acquisition, regional consolidation and field development (supported by enhanced oil recovery technologies) to realize greater reserve valuations and production.

The BCM value proposition is highly scalable due to current and pending partnerships with veteran industry teams and its local operations-based model, where BCM is able to effectively manage an increasing number of assets in partnership with contract operators and their affiliates.

The current price, economic and credit environment in the U.S. oil and gas industry creates a series of uniquely timed opportunities for BCM Energy Partners, Inc. to acquire proven, producing oil and gas assets at historically low prices.

The Company’s common shares are currently quoted on the OTC Pink market of OTC Markets Group, Inc. under the trading symbol “BCME.”

Going Concern

The accompanying unaudited condensed consolidated interim financial statements have been prepared under the assumption that we will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At March 31, 2011 and December 31, 2010, the Company had a working capital deficit of $2,682,954 and $2,602,022, respectively and accumulated deficit of $508,235 and $139,229, respectively. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The condensed consolidated interim financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. Management expects that the current funds will be sufficient to continue operations through December of 2012. Management is currently seeking additional funds and several interested parties have entered into discussion with us regarding additional investment in our company via a private placement stock sale. These discussions are ongoing and there can be no assurances that they will result in a transaction. There can be no assurances that sufficient funding, if any at all, will be raised by these or future discussions of such investments will be reasonable. Management continues to meet with representatives of private and public sources of funding and will continue to do so in the coming months.

Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars.

The unaudited condensed interim financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and notes for the year ended December 31, 2010 included in our Annual Report on Form 10-K as filed with the SEC on June 8, 2012. The results of the three month periods ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year ending December 31, 2011.

Principles of Consolidation

The consolidated balance sheets include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of these unaudited condensed consolidated financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As of March 31, 2011 and December 31, 2010, the Company had cash $27,143 and $3,899, respectively and no cash equivalents as of March 31, 2011 and December 31, 2010.

Concentration of Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash. Cash is deposited with a high quality financial institution and did not exceed the FDIC limits as of March 31, 2011 and December 31, 2010.

There is a ready market for the sale of crude oil. For the three months ended March 31, 2011 and the full calendar year in 2010, our gas field and our producing wells sold their respective oil production to one purchaser for each field or well. However, because alternate purchasers of oil and natural gas are readily available at similar prices, we believe that the loss of any of our purchasers would not have a material adverse effect on our financial results.

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

Capitalized costs associated with impaired properties and capitalized costs related to properties having proved reserves, plus the estimated future development costs, and asset retirement costs under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 410 “Asset Retirement and Environmental Obligations” (FASB ASC 410), are amortized using the unit-of-production method based on proved reserves. Capitalized costs of oil and natural gas properties, net of accumulated amortization and deferred income taxes, are limited to the total of estimated future net cash flows from proved oil and natural gas reserves, discounted at ten percent, plus the cost of unevaluated properties. The estimated future net cash flows at March 31, 2011 and December 31, 2010 were determined using a price estimate of $80. Under certain specific conditions, companies could elect to use subsequent prices for determining the estimated future net cash flows. The use of subsequent pricing is no longer allowed. See “New Pronouncements” below for additional detail regarding the new rules. There are many factors, including global events that may influence the production, processing, marketing and price of oil and natural gas. A reduction in the valuation of oil and natural gas properties resulting from declining prices or production could adversely impact depletion rates and capitalized cost limitations. Capitalized costs associated with properties that have not been evaluated through drilling or seismic analysis, including exploration wells in progress at March 31, 2011 and December 31, 2010, are excluded from the unit-of-production amortization. Exclusions are adjusted annually based on drilling results and interpretative analysis.

Other Property, Plant, and Equipment

Other property and equipment are recorded at cost. Cost of repairs and maintenance are expensed as they are incurred. Major repairs that extend the useful life of equipment are capitalized and depreciated over the remaining estimated useful life. When property and equipment are sold or otherwise disposed, the related costs and accumulated depreciation are removed from the respective accounts and the gains or losses realized on the disposition are reflected in operations. The Company uses the straight-line method in computing depreciation for financial reporting purposes.

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

Revenue Recognition

The Company recognizes revenues from the sale of crude oil using the sales method of accounting. Under this method, the Company recognizes revenues when oil is collected and title transfers from the Company to an oil purchaser.

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

We periodically evaluate the likelihood of the realization of deferred tax assets, and adjusts the carrying amount of the deferred tax assets by a valuation allowance to the extent the future realization of the deferred tax assets is not judged to be more likely than not. We consider many factors when assessing the likelihood of future realization of our deferred tax assets, including recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income or loss, the carry-forward periods available to us for tax reporting purposes, and other relevant factors. At March 31, 2011 and December 31, 2010, based on the weight of available evidence, including cumulative losses in recent years and expectations of future taxable income, we determined that it was more likely than not that its deferred tax assets would not be realized. Accordingly, we have recorded a valuation allowance equivalent to 100% of its cumulative deferred tax assets. Future changes in uncertain tax positions are not expected to have an impact on the effective tax rate due to the existence of the valuation allowance. We will continue to classify income tax penalties and interest, if any, as part of interest and other expenses in its statements of operations. We have incurred no interest or penalties as of March 31, 2011 and December 31, 2010.

Recently Issued Accounting Pronouncements

Adopted

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

Note 2 – Oil and Gas Properties

Oil and gas properties are comprised of the following at March 31, 2011 and December 31, 2010

	March 31, 2011	December 31, 2010
Total oil and gas properties at cost	$2,058,402	$2,058,402
Less: accumulated depletion and impairment	(45,347)	(28,432)
Oil and gas properties, net	$2,013,055	$2,029,970

Depletion expense for the three months ended March 31, 2011 and 2010 were $16,915 and $0, respectively. There were no impairment losses for the three months ended March 31, 2011 and 2010.

At March 31, 2011, the Company’s total gross surface developed and undeveloped acreage in the State of Louisiana was approximately 300 gross acres and total net developed and undeveloped acreage was approximately 250 acres. As of March 31, 2011, the Company was operating two producing wells in the state of Louisiana that produce approximately 30 barrels of oil per day (BOPD).

For the quarter ending March 31, 2011, oil production sales totaled approximately 2,679 barrels of oil equivalent (Boe), net to our interest. The Company operates a majority of our oil and gas properties. For the quarter ending March 31, 2010, the Company did not produce any oil sales.

Note 3 - Other Property, Plant, & Equipment

	March 31, 2011	December 31, 2010
Other property, plant, and equipment at cost	$211,862	$211,862
Less: accumulated depreciation	(31,628)	(24,419)
Other property, plant, and equipment, net	$180,234	$187,443

Depreciation expense for the three months ended March 31, 2011 and 2010 were $7,209 and $0, respectively.

Note 4 – Convertible Notes and Derivative Liability

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

The Company calculated the fair value of these instruments using the Black-Scholes pricing model. The following assumptions were used to determine the fair value of the derivative liabilities for the period ended as of March 31, 2011 and the year ended December 31, 2010:

Weighted average volatility	80.00% - 82.00%
Expected dividends	0.00%
Expected term	1.0 year
Risk-free rate	0.29% to 0.30%

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

The $100,000 convertible note payable is payable in sixteen monthly installments with the first installment due on May, 2009. As of March 31, 2011, the Company is in default due to nonpayment, however there is no default provision and the note holder can convert the note into common stock of the Company with notice. As of March 31, 2011, the note holder has not converted and the Company has recorded the derivative liability of $48,875.

During the three months ended March 31, 2011, the Company recognized income of $790 based on the change in fair value of the derivative liability associated with the note payable in the accompanying statement of operations.

The derivative liability has been measured in accordance with fair value measurements, as defined by GAAP. The valuation assumptions are classified within level 2 inputs. The following table represents the Company’s derivative liability activity for the embedded conversion feature.

December 31, 2010	$49,665
Mark to market adjustment to fair value at March 31, 2011	(790)
March 31, 2011	$48,875

Note 5– Preferred Stock

On December 14, 2010, Aeon issued 4,800,000 shares of preferred stock to BCM Energy Partners, LLC in exchange for the University Field assets in a reverse acquisition, with conversion and voting rights equivalent to common stock at a 20 to 1 ratio, or 96,000,000 shares. On May 30, 2011, BCM Energy Partners, LLC converted its 4,800,000 shares of preferred stock in the Company into 96,000,000 shares of common stock.

Note 6– Common Stock

On January 21, 2011, the Company issued 1,000,000 shares of common stock, for professional and consulting services. This transaction occurred before the reverse merger on December 14, 2010 and the expense was recorded in general and administrative expenses on the statements of operations of Aeon Holdings, Inc. This issuance was recorded on our corporate share table per a board resolution on December 8, 2010, but not issued until January 21, 2011.

On February 9, 2011, the Company issued 273,616 shares of common stock, for professional and consulting services. This transaction occurred before the reverse merger on December 14, 2010 and the expense was recorded in general and administrative expenses on the statements of operations of Aeon Holdings, Inc. This issuance was recorded on our corporate share table per a board resolution on December 8, 2010, but not issued until February 9, 2011.

On February 15, 2011, the Company issued 2,520,000 shares of common stock to settle one of the convertible notes payable issued by Aeon Holdings, Inc. of $80,975. This transaction occurred before the reverse merger on December 14, 2010. This issuance was recorded on our corporate share table per a board resolution on December 8, 2010, but not issued until February 15, 2011.

On February 15, 2011, the Company issued 45,000 shares of common stock, for professional and consulting services valued at $13,950 based on third party invoices. This expense was recorded in general and administrative expenses on the consolidated statements of operations.

On March 29, 2011, the Company issued 403,225 shares of common stock valued at $250,000 as an inducement for an equity line facility of $5,000,000.

The total shares outstanding as of March 31, 2011 do not include 9,000,000 shares registered to Green Star Energies, Inc., and its affiliates, as the Company maintains documentation that the shares were improperly issued and the transaction related to these issuances was never consummated.

Note 7– Related Party Transactions

The Company accrued unpaid salaries to its Chief Executive Officer, President, and Chief Operating Officer in the amount of $150,000 for the three months ended March 31, 2011. Unpaid salaries are expected to be paid shortly after the Company obtains financing in an amount that exceeds current liabilities. The Company did not accrue any interest on its unpaid salaries. As of March 31, 2011 and December 31, 2010, salaries payable to related party were $330,000 and $180,000, respectively.

The Company had loans payable to the Chief Financial Officer in the amount of $7,400 as of March 31, 2011, including accrued interest in the amount of $640. This loan bears interest at the annual rate of 10.00 percent, is due upon demand, and is unsecured.

The Company had a series of notes payable to a relative of one of the Directors of the Company in a total amount of $445,426 and $418,903 as of March 31, 2011 and December 31, 2010, respectively. These notes were due on demand and unsecured as of March 31, 2011.

The Company had loan payable to R. Gerald Bailey, the Chief Executive Officer in the amount of $5,000 as of March 31, 2011. This loan bears interest at the annual rate of 5.00%, is due upon demand, and is unsecured.

Note 8– Lines of Credit

At March 31, 2011, the Company had the following lines of credit (collectively, the “Credit Lines”):

The Company had a Credit Line with a financial institution that renews annually on the 4th of June under which the Company could borrow up to $500,000. Interest accrued on outstanding amounts at the annual rate of 5.50 percent, and the Credit Line was secured by a security interest in substantially all of the Company’s assets. At March 31, 2011 and December 31, 2010, $500,000 was outstanding under this Credit Line. On May 27, 2011, the Company paid in full with the proceeds from UFO promissory note payable of $1,325,000.

The Company had a Credit Line with a financial institution that renews annually on the 21st of August under which the Company could borrow up to $150,000. Interest accrued on outstanding amounts at the annual rate of 8.75 percent, and the Credit Line was secured by a security interest in substantially all of the Company’s assets. At March 31, 2011 and December 31, 2010, $150,000 was outstanding under this Credit Line. On May 27, 2011, the Company paid in full with the proceeds from UFO promissory note payable of $1,325,000.

The Company had a Credit Line with a financial institution that renews annually on the 14th of January under which the Company could borrow up to $400,000. Interest accrued on outstanding amounts at the annual rate of 8.00 percent, and the Credit Line was secured by a security interest in substantially all of the Company’s assets and guaranteed by the personal guarantee of a related party of the Company. At March 31, 2011 and December 31, 2010, $191,460 and $212,799 was outstanding under this Credit Line, respectively.

Note 9– Notes Payable

At March 31, 2011, the Company had a note payable to a bank (the “Bank Note”) bearing interest at the annual rate of 7.00 percent that was due on April 29, 2013. The Bank Note was secured by a security interest in substantially all of the assets of the Company. At March 31, 2011 and December 31, 2010, $103,006 was outstanding under the Bank Note. On May 27, 2011, the Company paid in full with the proceeds from UFO promissory note payable of $1,325,000.

On February 24, 2011, BCM Energy Louisiana, LLC (“BCM Louisiana”), a subsidiary of the Company, executed a promissory note made payable to University Field Oil, LLC (“UFO”), a subsidiary of Worthmore Capital, LLC (“Worthmore”), in the original principal amount of $50,000 (the “February UFO Note”). The February UFO Note was due on March 31, 2011, accrued interest at the annual rate of 8.00% percent, and was guaranteed by the Company President and a Director.On May 27, 2011, the Company paid in full with the proceeds from UFO promissory note payable of $1,325,000.

Note 10 – Income Taxes

Income taxes are provided in accordance with FASB Codification Topic 740, Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss-carry forwards. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that, some portion or all of the deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment. As of March 31, 2011 and December 31, 2010, the Company had a net operating loss carry forward of approximately $505,650 and $139,229, respectively available to offset taxable income in future years, which commence expiring in year ended 2013. Pursuant to ASC 740, the potential benefit of the net operating loss carry forward has not been recognized in the consolidated financial statements because the Company could not be assured that it is more likely than not that such benefit will be utilized in future years.

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

The Company is subject to United States federal and state income taxes at an approximate aggregate rate of 43%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	For the Three Months Ended March 31, 2011	For the Year Ended December 31, 2010
Federal statutory rate	34.00%	34.00%
State tax, net of federal benefit	9.00%	9.00%
Valuation allowance	(43.00)%	(43.00)%
Effective income tax rate	0.00%	0.00%

Accordingly, the Company has recorded a full valuation allowance against its net deferred tax assets at March 31, 2011 and December 31, 2010. Upon the attainment of taxable income by the Company, management will assess the likelihood of realizing the tax benefit associated with the use of the carry forwards and will recognize a deferred tax asset at that time.

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

	March 31, 2011	December 31, 2010
Net operating loss carry-forward	$218,541	$55,672
Valuation allowance	(218,541)	(55,672)
Net deferred income tax asset	$0	$0

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

Note 11 - Contingent Liabilities

On August 25, 2008, the Company filed a lawsuit against Incentaclick Media Group Inc. (the “Plaintiff”) in the Supreme Court of British Columbia, Canada. The Company is claiming negligence and breach of contract due to failure to provide services as stipulated under an agreement between the parties that had a term of 18 months commencing December 2006. Pursuant to the agreement, the Company paid a monthly fee of $15,000 for custom website search engine optimization services. However, the Company claims that such services were never provided. Beginning December 2007, and for the remaining term of the contract, the monthly fee was reduced to $7,500. On July 28, 2008, the Company received a demand letter for payment of the remaining $67,500 outstanding under the agreement. The Company proposed a settlement, which was rejected, and the Plaintiff counter sued for breach of contract, claiming damages of $67,500. On September 19, 2008, the parties settled, and the Company agreed to pay $55,000 payable in 16 monthly payments of $3,437 starting September 30, 2008. As of March 31, 2011 and December 31, 2010, the Company has not made any settlement payments to the Plaintiff. The entire $55,000 liability is recorded in accounts payable as of March 31, 2011 and December 31, 2010.

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

Note 12– Subsequent Events

On April 12, 2011, the Company changed its name to “BCM Energy Partners, Inc.” and began trading under the symbol “BCME” on the OTC Pink Market of OTC Markets Group, Inc.

On April 13, 2011, the Company issued 165,000 shares of common stock, to a consultant for services.

On April 20, 2011, the Company executed a letter of intent with MidCap ETX, LLC related to the acquisition of a certain producing oil and gas lease in Texas.

On May 23, 2011, the Company executed an engagement letter with Mathews &Mann, LLC for services related to SEC filings and related accounting services.

On May 25, 2011, the Company issued 705,000 shares of common stock, to certain employees, executives and directors of the Company.

On May 26, 2011, BCM Energy Louisiana, LLC, a subsidiary of the Company, executed a promissory note made payable to UFO in the original principal amount of $1,325,000 (the “UFO Note”). The UFO Note is due on May 31, 2013, accrues interest at the annual rate of 8.00% percent, and is senior secured by all assets of BCM Energy Louisiana, LLC. The Company used the funds from the UFO Note to pay off the February UFO Note and refinance the Credit Lines and the Bank Note (referenced in Note 11 - Lines of Credit) and to develop University Field.

On May 26, 2011, the Company paid in full the outstanding amounts due under the Bank Note described in this Note 9 with the proceeds of the loan evidenced by the UFO Note.

On May 27, 2011, the Company paid in full the Credit Lines described in Note 8 - Lines of Credit with the proceeds of the loan evidenced by the UFO Note.

On May 30, 2011, BCM Energy Partners, LLC converted its 4,800,000 shares of preferred stock of the Company into 96,000,000 shares of common stock.

On May 31, 2011, the Company incorporated a wholly owned subsidiary, BCM Energy Texas, LLC (“BCM Energy Texas”), in the State of Texas.

On June 21, 2011, the Company executed the Loeb Royalty Settlement agreement in the amount of $240,000, effectively reducing and limiting this liability. To date, the Company has substantially reduced this liability through cash payments.

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

On August 29, 2011, the Company executed a settlement agreement with Galleria Operating Company, LLC related to an account payable.

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

On September 26, 2011, the Company issued 50,000 shares of common stock, to National Eagles and Angels Association, LLC and NEAA Venture Research, LLC for business development and industry research.

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

On September 30, 2011, the Company entered into a memorandum of understanding (“MOU”) with Elliptical Oilfield Services, LLC (“Elliptical”). Under the MOU, Elliptical is to provide introductions to sellers of oil and gas properties; introductions to investors, brokers, analysts, bankers or similar parties; access to geological, geophysical and engineering data associated with acquisition opportunities; and administrative support to the Company. In consideration of these services, the Company issued to Elliptical 10,000 shares of common stock and agreed to pay Elliptical up to 5.00% of the value of any potential acquisition which leads to a consummated transaction that was the result of an introduction from Elliptical.

On September 30, 2011, the Company issued 120,000 shares of common stock, to certain employees, executives and directors of the Company.

On October 1, 2011, the Company issued 7,500 shares of common stock, to certain key employees of the Company.

On October 11, 2011, the Company entered into an engagement agreement with Starlight Investments, LLC (“SIL”) to engage SIL on an exclusive and best efforts basis, to provide financial services to the Company, including financial consulting and investment banking services. BCM agreed to pay SIL a monthly retainer for up to three (3) months and up to 6.00% in closing fees upon a successful financing transaction.

On October 13, 2011, the Company entered into an extension agreement with Drum O&G and Drum Equipment related to the Drum Purchase Agreement dated August 17, 2011. In consideration for the extension, the Company paid Drum O&G and Drum Equipment $25,000. This extension is for the period ended November 15, 2011.

On October 19, 2011, the Company executed a promissory note payable to the OLB Foundation, Inc. (“OLB”) in the amount of $200,000 (the “OLB Note”). The OLB Note is due on November 1, 2012, accrues interest at the annual rate of 10.00% percent, and is [unsecured]. The Company used the proceeds from the OLB Note to fund legal and audit expenses related to the Company’s effort to bring its SEC filings current and pay certain accounts payable. The Company issued 50,000 shares of its common stock to OLB in connection with the OLB Note.

On October 19, 2011, the Company entered into a consulting agreement with Brighton Capital, LLC (“Brighton”) to provide certain strategic advisory services to the Company, including assisting the Company with its business strategy, acquisition strategy and structure and capital strategies. The term of the agreement is 180 days unless it is mutually extended by both parties, and the agreement can be terminated by either party upon 30 days’ written notice to the other party. The Company issued to Brighton 20,000 shares of common stock valued at $60,000.

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

On December 5, 2011, the Company was notified by its Registered Agent in the State of Texas was served with process on December 2, 2011, with a Corporate Citation regarding a Petition and Request for Disclosures filed by Rock Ridge Resources, Inc f/k/a Green Star Energies, Inc. against BCM Energy Partners, Inc. f/k/a Aeon Holdings, Inc., BCM Energy Texas, LLC and BCM Energy Partners, LLC as defendants.

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

On January 31, 2012, Dr. Raymond G. Bailey P.E. resigned as the Company’s Chief Executive Officer and David M. Beach was appointed as the Company’s Chief Executive Officer, as described below. In addition, on January 31, 2012, Dr. Bailey was appointed as the Company’s Executive Chairman and entered into an Employment Agreement with the Company.

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

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Introduction

The following is a discussion of the financial condition of the Company as of March 31, 2011, and results of operations of the Company as of and for the period ended March 31, 2011. This discussion should be read in conjunction with the Financial Statements of the Company and the related notes included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) for the year ending December 31, 2010.

Overview

During the period ended March 31, 2011, the Company’s principal business was the acquisition and management of oil and gas properties. During the period ending March 31, 2011, the Company had produced 2,679 barrels of oil and $212,361 in gross revenues, from the sale of oil produced by University Field, and had begun discussions with several potential sellers of oil and gas properties.

The Company’s Financial Statements included elsewhere in this Report have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the ability of the Company to continue to acquire oil and gas properties or obtain necessary financing to continue operations, and the attainment of profitable operations. At March 31, 2011, the Company had a working capital deficit of $2,682,954 and had accumulated losses of $508,235. The Company’s Financial Statements included elsewhere in this Report do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company’s common shares are currently quoted on the OTC Pink market of OTC Markets Group, Inc. under the trading symbol “BCME.”

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

Results of Operations

Comparison of the Three Months Ended March 31, 2011 to the Three Months Ended March 31, 2010.

Revenues

The Company sold 2,679 barrels of oil and $212,361 in gross revenues, from the sale of oil produced by University Field for the period ending March 31, 2011. The Company did not generate any revenue for the three months ended March 31, 2010.

Operating Expenses

We had total operating expenses of $575,383for the three months ended March 31, 2011. The Company had no operating expenses for the three months ended March 31, 2010. This increase is attributable to the operation and related management of University Field, in addition to an increase in our total employees and general corporate growth related to our merger with Aeon Holdings.

Our total operating expenses for the three months ended March 31, 2011 of$575,383 and were mainly consisted of $292,652 in professional fees and $188,518 in general and administrative expenses and $36,857 in lease operating expenses. We recorded no operating expenses for the three months ending March 31, 2010.

Net Loss

We had a net loss of $369,006 for the three months ended March 31, 2011, which was an increase in net loss of $369,006 from zero net income for the three months ended March 31, 2010.

Liquidity and Capital Resources

As of March 31, 2011, we had working capital deficit of $2,682,954. Since December 31, 2010, our working capital deficit has continued to increase as a result of continuing losses from operations. In order to maintain our current level of operations, we will require additional working capital from either cash flow from operations or proceeds from new investors. If we are unable to acquire additional working capital, we will be required to significantly reduce our level of operations. The report of our independent registered public accounting firm for the fiscal year ended December 31, 2010 states that due to our losses from operations and lack of working capital there is substantial doubt about our ability to continue as a going concern.

For the three months ended March 31, 2011, net cash used in operations was $35,940 compared to $0 for the same period in 2010. The use was primarily due to net operating losses of $369,006 with an offset of non-cash transactions such as depletion and depreciation expense of $24,124 and common stock issued to service provider that recorded as an expense of $263,950. In addition, the increase in accounts receivable of $118,074 and salaries payable of $150,000 is other factor that affect the net cash used from operations for the three months ended March 31, 2011.

For the three months ended March 31, 2011, net cash provided by financing activities was $59,184 compared to $0 for the same period in 2010. The net cash provided by financing activities consists of $50,000 proceeds from note payable from UFO and $31,523 proceeds from related parties. It is offset by the payments on line of credits from the bank of $21,339 and repayment to related party of $1,000.

We had no cash for the three months ended March 31, 2010 due to minimal activity before the acquisition of the University field in 2010.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of the period covered by this Report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2011 because for the significant part of the year (a) we did not have adequate controls over our control environment, (b) our accounting processes lacked appropriate segregation of responsibilities necessary for an effective system of internal control, and (c) we were unable to complete the financial statements for the quarterly reporting periods in 2011 and for the year ended December 31, 2011, in a timely manner to enable us to file the Quarterly Reports on Forms 10-Q and the Annual Report on Form 10-K by the respective due dates. We believe that our lack of segregation of duties and inadequate controls over the control environment constitute material weaknesses in our internal control.

We are in the process of implementing the following measures to remediate these material weaknesses: (a) hire additional financial reporting and accounting personnel with relevant account experience, skills, and knowledge in the preparation of financial statements under the requirements of U.S.GAAP and financial reporting disclosure pursuant to SEC rules; and (b) continue to work with internal and external consultants to improve the process for collecting and reviewing information required for the preparation of financial statements. We plan on continuing to identify and implement remedial measures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

On February 8, 2011, the Company was served with a petition against BCM Energy Louisiana, LLC and BCM Energy Partners, LLC in Jefferson Parish, LA. This lawsuit related to an office lease agreement that the Company assumed from Milco Energy in relation to the July 2010 acquisition of University Field. This lawsuit was settled on August 29, 2011 for $20,000 to be paid in installments.

Item 1A.Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. (Removed and Reserved)

Item 5. Other Information

None.

Item 6. Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BCM ENERGY PARTNERS, INC.
(Registrant)

June 21, 2012	By	/s/ David M. Beach
David M. Beach
Chief Executive Officer

Exhibit Index

The following exhibits are filed herewith or incorporated herein pursuant to Regulation S-K, Item 601:

Exhibit

31.1*	Certifications Pursuant to 18 U.S.C. Section 1350-Section 302, signed by David M. Beach, Chief Executive Officer.

32*	Certification Pursuant to 18 U.S.C. Section 1350-Section 906, signed by David M. Beach, Chief Executive Officer.

*	Filed herewith.

